Form 10-K
period 1993-12-31
BIOGEN INC
filed 1994-03-30
CIK 714655

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                                       (Mark One)

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended December 31, 1993

                                  OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    Commission file number: 0-12042


                             BIOGEN, INC.
        (Exact name of Registrant as specified in its charter)


     Massachusetts                           04-3002117
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.)


          14 Cambridge Center, Cambridge, Massachusetts 02142
          (Address of principal executive offices)(zip code)

  Registrant's telephone number, including area code: (617) 252-9200


   Securities registered pursuant to Section 12(b) of the Act: None


      Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $.01 par value    Warrants
                      (Title of class)(Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X            No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 25, 1994: $1,133,288,049 (excludes shares held by directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at March 25, 1994: 32,412,707 shares.


                  Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report, and portions of the Registrant's 1993 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.
PART I

Item 1.
Business

     Biogen, Inc. ("Biogen" or the "Company") is a biopharmaceutical company principally engaged in the business of developing and manufacturing drugs for human health care through genetic engineering. Biogen currently derives revenues from five products sold by licensees around the world. During 1993, Biogen's licensees generated total sales of approximately $1.5 billion from these products. In the future, Biogen expects to derive additional revenues from sales of proprietary products which Biogen will market. One of Biogen's two leading product candidates, its Hirulog(TM) thrombin inhibitor, is in Phase III clinical trials for two indications and in Phase II trials for certain other indications. Hirulog(TM) is a rationally designed antithrombotic being tested for use in the treatment of a number of arterial cardiovascular conditions. Biogen's other leading product candidate, recombinant beta interferon, is in Phase III clinical trials for one indication and in Phase II clinical trials for certain other indications. Recombinant beta interferon is a protein being tested for use as a therapy for multiple sclerosis and certain viruses and cancers.

     Biogen focuses its research and development efforts on areas where it has particular scientific and competitive strengths: cardiovascular disease, inflammatory diseases, AIDS and certain cancers and viruses. Biogen is conducting preclinical tests on three anti-inflammatory product candidates from its T-cell activation, T-cell/B-cell interaction and cell adhesion programs. These product candidates are being tested for therapeutic uses in a broad range of acute and chronic inflammatory and autoimmune diseases. Biogen is also conducting preclinical tests on an antimucolytic agent for treatment in cystic fibrosis and several other pulmonary diseases. In addition, Biogen has earlier-stage research programs directed toward new immune system modulators, antithrombotic agents, virus inhibitors and drug delivery agents.

Biogen Proprietary Products and Major Research Programs

     Biogen's research is focused on biological systems and processes where its scientific expertise in molecular biology, cell biology, immunology and protein chemistry can lead to a greater understanding of disease processes and, as a result, to the creation of new pharmaceuticals. Biogen selects product candidates from its research programs to test in clinical trials, focusing its efforts on those agents with the greatest potential competitive advantages and large commercial markets. Described below are Biogen's proprietary products in clinical trials and its major research programs.

     Products in Clinical Trials

     Hirulog(TM) Thrombin Inhibitor

     Hirulog(TM) is a rationally designed antithrombotic which directly inhibits thrombin, a central component in the cascade that leads to clot formation in arteries and veins. Biogen believes that Hirulog(TM) may have broad therapeutic applications and is focusing its initial clinical efforts on the use of Hirulog(TM) during coronary balloon angioplasty, for the treatment of unstable angina and as an adjunctive with thrombolytic agents for treating myocardial infarction (heart attack). Each of these indications often requires expensive and invasive surgical procedures, and Biogen believes there is a significant need for better treatments which is not met by currently available medications. To date, Hirulog(TM) has been administered to more than 2,500 patients in Phase I, Phase II and Phase III clinical trials conducted in North America and Europe. The results of Phase I and Phase II clinical trials to date have shown that Hirulog(TM) is well tolerated and has a
dose-related antithrombotic effect in humans.   A clinical trial of
Hirulog(TM) in the treatment of unstable angina conducted by the Thrombolysis in Myocardial Infarction (TIMI) group at the Brigham and Women's Hospital has been completed. A second, larger Phase III clinical trial of Hirulog(TM) in unstable angina recently began. A Phase III clinical trial of Hirulog(TM) in angioplasty and additional Phase II trials are ongoing. Biogen presently expects the Phase III trials of Hirulog(TM)in angioplasty to be completed in 1994. Because of the mechanism of action and results of in vitro, in vivo and clinical testing of Hirulog(TM), Biogen believes Hirulog(TM) has the potential for use in many situations where an anticoagulant is needed.

     Hirulog(TM) is the product of Biogen research which began on hirudin, the anticoagulant protein found in the saliva of the medicinal leech. Based on their knowledge of the structure and function of hirudin and thrombin, Biogen's scientists designed a smaller molecule which may have different therapeutic effects from those of hirudin. Hirulog(TM) is a chemically synthesized, twenty amino acid peptide. Biogen has contracted with a major chemical company to provide Biogen with the quantities of Hirulog(TM) necessary to meet its anticipated needs for clinical trials and commercial sale.

     Biogen is developing Hirulog(TM) as a proprietary therapeutic product which it intends to market itself, assuming the successful completion of clinical studies and receipt of applicable regulatory approvals. In 1991, Biogen licensed to Commonwealth Serum Laboratories Limited, Australia's largest domestic pharmaceutical company, the rights to market Hirulog(TM) as a therapeutic in Australia and New Zealand.

     Recombinant Beta Interferon

     Natural beta interferon is a protein produced by fibroblast cells in response to viral infection. Biogen is investigating recombinant beta interferon for use as an antiviral and anticancer agent and for the treatment of multiple sclerosis. Dosing in a Phase III clinical trial in the United States of recombinant beta interferon for the treatment of multiple sclerosis, sponsored by the National Institutes of Health, ended in February 1994. The Company is currently collecting and analyzing data and information from the trial. Biogen is also conducting and sponsoring clinical investigations for the use of recombinant beta interferon in treating hepatitis B, hepatitis C, and other diseases. Phase II clinical trials of beta interferon are ongoing in Europe and the United States for several indications.

     Compared to natural beta interferon, beta interferon produced through recombinant technology is believed to be a purer and more consistent product, and can be produced in recombinant form in large quantities. Biogen's recombinant beta interferon is produced in mammalian cells. Biogen believes that recombinant beta interferon has greater activity in vivo than natural beta interferon. In addition, Biogen believes that recombinant beta interferon can be administered by routes, such as subcutaneous and intramuscular, which are limited for natural beta interferon.

     Biogen is developing recombinant beta interferon as a proprietary product and, assuming the successful completion of clinical studies and receipt of applicable regulatory approvals, intends to market the drug in North America and Europe. In 1993, Bioferon Biochemische Substanzen GmbH & Co. ("Bioferon"), a pharmaceutical company owned jointly by Biogen and Dr. Rentschler Arzneimittal GmbH & Co. ("Rentschler"), was liquidated and its assets sold to Rentschler. As a result, Biogen's agreements with Bioferon and Asta Pharma AG relating to beta interferon and the participation of Bioferon and Asta in the development of Biogen's recombinant beta interferon have terminated.

     Major Research Programs


     Inflammation Program

     Biogen scientists have been working to understand the activities of white blood cells involved in the inflammation process. Biogen has focused on two events central to inflammation: (1) the activation of T-cells, specialized white blood cells which initiate and control the immune response; and (2) the adhesion of white blood cells to the endothelium (blood vessel walls) and their migration through the endothelium into surrounding tissues where they cause inflammation. Activation and adhesion of white blood cells depend upon the binding of pairs of receptor molecules which appear on the surface of white blood cells and endothelial cells. When these pairs of receptors bind together their interactions create cellular "pathways" for activation and adhesion events. Biogen has investigated several of these cellular pathways and identified new receptors in certain of these pathways.

     Based on its research, Biogen has selected three cellular pathways as the best points of therapeutic intervention to prevent inflammation:
(1) the LFA-3/CD2 pathway, which activates T-cells, (2) the VCAM-1/VLA-4 pathway, which is necessary for the adhesion of several types of white blood cells to endothelial cells, and (3) the TBAM/CD40 pathway which activates B-cells which produce antibodies. Biogen believes that products which interrupt these pathways will block the inflammation process at an early stage, thus preventing tissue damage more effectively than currently available therapies. Moreover, such products should result in selective inhibition of the immune system, rather than the broad suppression associated with most therapies currently available or under development. In in vitro and in vivo experiments the product candidates from the inflammation program have shown promising inhibitory effects. The Company has delayed commencing Phase I clinical trials of product candidates from the inflammation program while resources are devoted to development of Hirulog* and beta interferon.


     Gelsolin

     Thick viscid secretions in the airways of cystic fibrosis ("CF") patients are believed to cause progressive pulmonary destruction. A major contributor to the viscosity of CF mucus is the release of a large amount of filamentous actin by degenerating inflammatory cells which migrate in large numbers to the airways of CF patients. Biogen and its collaborators believe that severing actin filaments contaminating the CF airway mucus may lead to clinical improvement in CF patients. Biogen is developing a recombinant form of an actin severing agent, human r-P gelsolin, for reducing airway obstruction in CF and several other pulmonary diseases. The Company is presently conducting preclinical studies of gelsolin product candidates.


     Other Research Programs

     As part of its further research efforts, Biogen is investigating a number of different approaches for intervening in thrombotic processes, targeting new approaches to the treatment of certain persistent viral diseases, such as human papillomavirus infections, and developing methods for delivering drug products directly to the inside of cells. Additional efforts are being directed towards new strategies for intervening in diseases where the normal pattern of growth regulation has been disturbed. Abnormal growth is implicated in diseases as diverse as cancer, which is characterized by the uncontrolled growth of abnormal cells, and restenosis, in which the reclosure of blood vessels may be associated with the growth of scar tissue. Biogen is also exploring various avenues of therapeutic intervention in AIDS. One of these avenues is a therapy that blocks entry of HIV into cells via CD4. Biogen has identified a monoclonal antibody, known as 5A8, directed against CD4, which has the potential to block HIV infection and HIV-induced cell fusion or HIV/CD4 cell fusion.


     Research Costs

     During 1993, 1992 and 1991, Biogen's research and development costs were approximately
$79.3 million, $60.4 million and $44.3 million, respectively.

     There can be no assurance that any of the products described above or resulting from Biogen's research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.


Products Being Marketed or Developed by Biogen Licensees

     Intron(R) A Alpha Interferon

     Alpha interferon is a naturally occurring protein produced by normal white blood cells. Biogen has been granted patents in the United States and in Europe covering the production of alpha interferons through recombinant DNA techniques and has applications pending in numerous other countries. See "Patents and Other Proprietary Rights." Biogen's worldwide licensee for recombinant alpha interferon, Schering-Plough Corporation ("Schering-Plough"), first began commercial sales of its Intron(R) A brand of alpha interferon in the United States in 1986 for hairy-cell leukemia. Schering-Plough now sells Intron(R) A in more than 60 countries for more than 16 indications, including hepatitis B, hepatitis C, genital warts and Kaposi's sarcoma.

     Sales of Intron(R) A by Schering-Plough were $572 million in 1993, the majority of which were generated outside the United States. Currently the largest market for Intron(R) A is in Japan for the treatment of hepatitis C. The United States Food and Drug Administration ("FDA") has approved Intron(R) A for the treatment of hepatitis B and hepatitis C in the United States. Schering-Plough has undertaken studies using Intron(R) A for a number of additional indications. These studies include Phase III trials of Intron(R) A for the treatment of chronic myelogenous leukemia, bladder cancer, non-Hodgkin's lymphoma, malignant melanoma, renal cell carcinoma, multiple myeloma and head and neck cancer, and earlier phase trials for Crohn's disease and, in combination with AZT or ddI, as a treatment for AIDS. Royalties from Schering-Plough accounted for approximately 57% of Biogen's revenues (excluding interest) in 1993.

     Hepatitis B Vaccines and Diagnostics

     Hepatitis B is a blood-borne disease which causes a serious infection of the liver and substantially increases the risk of liver cancer. More than 250 million people worldwide have chronic hepatitis B virus infections. Biogen holds several important patents related to hepatitis B antigens produced by genetic engineering techniques. See "Patents and Other Proprietary Rights." These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. In total, sales of hepatitis B vaccines and diagnostic products by Biogen licensees exceeded $900 million in 1993.

     Hepatitis B Vaccines

     The American Academy of Pediatrics and the United States Centers for Disease Control and Prevention ("CDCP") have recommended that all infants born in the United States receive inoculation against hepatitis B as part of a universal vaccination program. At least 20 countries around the world already recommend vaccination for all infants. CDCP and the American Academy of Pediatrics have also recommended universal immunization of ten-year-old children and at-risk adolescents. In addition, the United States Occupational Safety and Health Administration ("OSHA") has recommended that all persons with an occupational exposure to blood and other infectious material receive the hepatitis B vaccine. In 1992, OSHA instituted a program requiring certain employers to offer the vaccine at no cost to all employees at risk.

     SmithKline Beecham Biologicals s.a. ("SmithKline") and Merck & Co., Inc. ("Merck") are the two major worldwide marketers of hepatitis B vaccines. Biogen has licensed to SmithKline exclusive rights under Biogen's hepatitis B patents to market hepatitis B vaccines in the major countries of the world, excluding Japan. SmithKline's vaccine is approved in the United States and in over 60 other countries. In 1990, SmithKline and Biogen entered into a sublicense arrangement with Merck under which Biogen currently receives royalties. Royalties from SmithKline and Merck together accounted for approximately 34% of Biogen's revenues (excluding interest) in 1993. Biogen has also licensed rights under its hepatitis B patents to Merck and The Green Cross Corporation non-exclusively in Japan.

       In 1993, SmithKline initiated arbitration in the United States regarding the rate of royalties payable on sales of hepatitis B vaccines by SmithKline in the United States. In the fourth quarter of 1992, SmithKline received a favorable decision against Biogen in a foreign arbitration regarding similar royalty provisions in a separate agreement governing international sales of hepatitis B vaccines by SmithKline. Biogen has received leave to appeal the foreign arbitration decision from the English Chancery Court. The Company believes that a decision in the United States similar to the foreign arbitration decision is not probable.

Hepatitis B Diagnostics

       Biogen has licensed its proprietary hepatitis B rights non-exclusively, on an antigen-by-antigen basis, to diagnostic kit manufacturers. Biogen currently has hepatitis B license or supply agreements for diagnostic use with more than a dozen companies, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits, Ortho Diagnostic Systems, Inc., Roche Diagnostic Systems, Inc. and Organon Teknika B.V.

Other Products

     Gamma Interferon

     Gamma interferon is a protein produced by cells of the immune system. Biogen has developed a recombinant gamma interferon for Biogen
Medical Products Limited Partnership ("BMPLP").    In 1993, BMPLP
terminated its agreements with Bioferon under which Bioferon developed gamma interferon and, under a distribution agreement with Rentschler, marketed gamma interferon in Germany for the treatment of rheumatoid arthritis as a second line therapy for patients who no longer benefit from nonsteroidal anti-inflammatory drugs. See "Patents and Other Proprietary Rights." In Japan, Biogen's licensee, Shionogi & Co., Ltd. ("Shionogi"), markets recombinant gamma interferon under the trademark Imunomax(R)-Gamma for renal cell carcinoma. Biogen supplies Shionogi with its clinical and commercial needs for recombinant gamma interferon. In general, gamma interferon has experienced disappointing results in clinical trials for tested indications.

     Porcine Somatotropin

     Porcine somatotropin ("PST") is a protein normally produced in young pigs which promotes their growth and development into adult animals. Biogen believes that PST significantly increases feed conversion efficiency and daily weight gain and improves the quality of the meat product in pigs by reducing fat content. Biogen has been granted a patent in the European Patent Office and has applications pending in certain other countries, including the United States, covering the production of PST through recombinant DNA techniques. Until 1993, recombinant PST was being developed by Pitman-Moore, Inc., a subsidiary of the IMCERA Group, under an agreement with Biogen. In 1993, Pitman-Moore terminated its development agreement with Biogen and the license to recombinant PST patent rights, citing changing market conditions.

Patents and Other Proprietary Rights

     Biogen has filed numerous patent applications in the United States and various other countries seeking protection of a number of its processes and products, and patents have issued on a number of these applications. Issues remain as to the ultimate degree of protection that will be afforded to Biogen by such patents. There is no certainty that these patents or others, if obtained, will be of substantial protection or commercial benefit to Biogen. Furthermore, it is not known to what extent Biogen's other pending patent applications will ultimately be granted as patents or whether those patents that have been issued will prevail if they are challenged in litigation.

     Trade secrets and confidential know-how are important to Biogen's scientific and commercial success. Although Biogen seeks to protect its proprietary information, there can be no assurance that others will not either develop independently the same or similar information or obtain access to Biogen's proprietary information.

     Recombinant Alpha Interferon

     Biogen has more than 30 patents in countries around the world, including the United States and countries of the European Patent Office, covering the production of recombinant alpha interferons. Biogen continues to seek related patents in the United States and other countries.

     Three infringement suits have been filed in Biogen's name to enforce its European alpha interferon patent. The first suit was filed in Vienna, Austria against Boehringer Ingelheim Zentrale GmbH ("BI") and two of its subsidiaries. The Austrian Court has stayed Biogen's infringement case pending a decision by the Austrian Patent Office on BI's petition to revoke Biogen's European (Austrian) patent on grounds peculiar to Austrian law. The second suit was filed in Dusseldorf, Germany against Dr. Karl Thomae GmbH and two other BI companies. The German trial and appeal courts ruled in favor of Biogen and have enjoined Thomae from the further manufacture, use or sale of recombinant alpha-2(c) interferon. The third suit was filed in Warsaw, Poland against Boehringer Ingelheim Pharma GmbH ("BI Pharma"). The Polish court preliminarily enjoined BI Pharma from further infringement of Biogen's patent. The court then stayed the injunction pending a decision on BI Pharma's appeal.

     Recombinant Hepatitis B Antigens

     Biogen has more than 50 granted patents in countries around the world, including three in the United States and two in countries of the European Patent Office, and several patent applications, covering the recombinant production of hepatitis B surface, core and "e" antigens. Biogen continues to seek related patents in the United States and other countries.

     Biogen's first European hepatitis B patent was opposed by five companies. The Opposition Division of the European Patent Office maintained the patent over those oppositions. Two of the opponents appealed the Opposition Division's decision to the Technical Board of Appeal which is the final arbiter. Biogen expects an oral hearing on this appeal in June 1994.

     Biogen's second European hepatitis B patent was opposed by four companies. In 1992, the Opposition Division decided to revoke Biogen's second European hepatitis B patent alleging that it lacked inventive step. Biogen has appealed this decision to the European Patent Office Technical Board of Appeal. The patent will remain in force during the appeal process. Although such matters can never be free from doubt, Biogen believes that the decision of the Opposition Division will be reversed on appeal.

     Biogen has filed three infringement suits to enforce its hepatitis B patents, in England against Medeva plc ("Medeva"), in Israel against Bio-Technology General (Israel) Ltd. ("BTG"), and in Singapore against Scitech Medical Products Pte Ltd. and Scitech Genetics Pte Ltd. The action against Medeva seeks to enjoin Medeva's planned production and distribution of hepatitis B vaccine. In November 1993, the United Kingdom High Court of Justice ruled in favor of Biogen and enjoined Medeva from further infringement of one of Biogen's European (UK) patents. The Court then stayed the injunction pending decision on Medeva's appeal. The appeal is expected to be heard in mid-1994. In 1992, BTG brought an action against Biogen seeking a compulsory license under Biogen's Israeli hepatitis B patent and Biogen filed an infringement suit against BTG, seeking to enjoin BTG's production, sale and distribution of hepatitis B vaccine. Both cases are continuing in Israel. In 1993, Biogen sued Scitech Products and Scitech Genetics in Singapore. The case is continuing in Singapore.



     Recombinant Beta Interferon

     The European Patent Office and certain countries have granted patents to Biogen covering the recombinant production of beta interferon. In other countries, including the United States, Biogen has filed patent applications and continues to seek patents covering the recombinant production of beta interferon and related technology.

     Biogen's European patent was opposed by one company. In December 1993, the European Patent Office's Opposition Division dismissed the opposition and maintained Biogen's patent. Biogen expects the opponent to appeal this decision. In the United States, Biogen's claims to key intermediates in the recombinant production of beta interferon were involved in an interference to determine who was the first to invent those intermediates in the United States. Priority of invention was awarded to another party in the interference. Biogen's pending United States claims to the production of recombinant beta interferon were not part of that interference.

     Other parties have also filed patent applications in various countries covering the recombinant production of beta interferon, and, in particular, key intermediates in that production, as well as beta interferon itself. One such party has been granted several patents in the European Patent Office and in certain countries on the key intermediates. The same party was awarded priority to those intermediates in the United States interference. Biogen has obtained non-exclusive rights to manufacture, use and sell recombinant beta interferon under these patents in various countries of the world, including the United States, Japan and most European countries. Another party has been granted various patents in the United States and in other countries on beta interferon itself. Biogen has obtained worldwide, non-exclusive rights under these patents to make, use and sell recombinant beta interferon.

     Hirulog(TM) Thrombin Inhibitor

     In 1993, the United States Patent Office issued to Biogen a patent covering Biogen's Hirulog(TM) thrombin inhibitor. Biogen has several patent applications pending on Hirulog(TM) and continues to seek patents covering Hirulog(TM) in the United States and other countries.

     Recombinant Gamma Interferon

     In 1988 and 1990, Genentech, Inc. ("Genentech") was granted several patents in the United States and Europe claiming recombinant gamma interferon and intermediates and methods for the production of
recombinant gamma interferon.   In January 1990, Genentech and Biogen
and BMPLP entered into a cross-license agreement under which Genentech and Biogen/BMPLP each licensed to the other its United States patent rights relating to certain gamma interferons and their intermediates and processes of production for certain fields of use. At the same time, Biogen granted Genentech a non-exclusive worldwide sublicense for certain proteins under certain of its licensed process patents relating to the secretion of proteins.

     Biogen opposed the Genentech European gamma interferon patent in the European Patent Office. The European Patent Office has maintained the Genentech patent in a decision that cannot be appealed. If Genentech's European gamma interferon patents continue in force in Europe with their present scope and Biogen does not obtain a license under such patents, Biogen will likely be prevented from selling recombinant gamma interferon in Europe.


     Other Patents

     In January 1994, Biogen filed suit in the District Court in Osaka, Japan, against Sumitomo Pharmaceutical Co., Ltd. ("Sumitomo"). The suit seeks to enjoin Sumitomo from importing and selling its recombinant human growth hormone products in Japan. Biogen believes that these products are made by a process that infringes certain of its licensed patents relating to the secretion of proteins.

     In January 1994, Biogen granted Eli Lilly and Company ("Lilly") a non-exclusive license under certain of Biogen's patents for gene expression. Lilly uses the patented vectors and methods in several products that are on the market or in development.

     Third Party Patents

     Biogen is aware that others, including various universities and companies working in biotechnology, have also filed patent applications and have been granted patents in the United States and in other countries claiming subject matter potentially useful or necessary to Biogen's business. Some of those patents and applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. Genentech has been granted patents and is prosecuting other patent applications in the United States and certain other countries which it may allege are currently used by Biogen and the rest of the biotechnology industry to produce recombinant proteins in microbial hosts. Genentech has offered to Biogen and others in the industry non-exclusive licenses under those patents and patent applications for various proteins and in various fields of use, but not
for others.   Schering-Plough, Biogen's exclusive licensee for
recombinant alpha interferon, is licensed under certain of these patents for the manufacture, use and sale of recombinant alpha interferon. The ultimate scope and validity of Genentech's patents, of other existing patents, or of patents which may be granted to third parties in the future, the extent to which Biogen may wish or be required to acquire rights under such patents, and the availability and cost of acquiring such rights currently cannot be determined by Biogen.

     There has been, and Biogen expects that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Such litigation could create uncertainty and consume substantial resources.

Competition and Marketing

     Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. Biogen does not believe that it or any of the other industry leaders can be considered dominant in view of the rapid technological change in the industry. Biogen experiences significant competition from specialized biotechnology firms in the United States, Europe and elsewhere and from many large pharmaceutical, chemical and other companies. Certain of these companies have substantially greater financial, marketing and human resources than Biogen. The pharmaceutical companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. In addition, certain of Biogen's products may be subject to competition from products developed using alternatives to biotechnology techniques.

     Much competition is directed towards establishing proprietary positions through research and development. A key aspect of such competition is recruiting and retaining qualified scientists and technicians. Biogen believes that it has been successful in attracting skilled and experienced scientific personnel. Biogen believes that leadership in the industry will be based on managerial and technological superiority and may be influenced significantly by patents and other forms of protection of proprietary information. The achievement of such a position depends upon Biogen's ability to attract and retain skilled and experienced personnel, its ability to identify and exploit commercially the products resulting from biotechnology and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing.

     Many of Biogen's competitors are working to develop products similar to those under development and testing by Biogen. The timing of the entry of a new pharmaceutical product into the market can be an important factor in determining the product's eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Moreover, for certain diseases with limited patient populations, the FDA is prevented under the Orphan Drug Act, for a period of seven years, from approving more than one application for the "same" product for a single orphan drug designation, unless a later product is considered clinically superior. Accordingly, the relative speed with which Biogen can develop products, complete the testing and approval process and supply commercial quantities of the product to the market is expected to have an important impact on Biogen's competitive position. In addition, competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, reliability, availability and price.

Regulation

     Biogen's current and contemplated activities and the products and processes that will result from such activities are and will be subject to substantial government regulation.

     Before pharmaceutical products may be sold in the United States and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. These clinical trial programs generally involve a three-phase process. Typically, in Phase I, trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug distribution and metabolism. In Phase II, trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages, expand evidence of the safety profile and, perhaps, determine preliminary efficacy. In Phase III, large scale, comparative trials are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies. The receipt of regulatory approvals often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense.

     In connection with the commercialization of products resulting from Biogen's projects, it is necessary, in a number of countries, to comply with certain regulations relating to the manufacturing and marketing of such products and to the products themselves. For example, the commercial manufacturing, marketing and exporting of pharmaceutical products require the approval of the FDA in the United States and of comparable agencies in other countries. The FDA has established mandatory procedures and safety standards which apply to the manufacture, clinical testing and marketing of pharmaceutical products in the United States. The process of seeking and obtaining FDA approval for a new product and the facilities in which it can be produced is likely to take a number of years and involve the expenditure of substantial resources. The commercial manufacture and marketing of pharmaceutical products for animal use require approval of either the FDA or the USDA and of comparable agencies in other countries. In addition, the regulatory approval processes for products in the United States, Canada and Europe are undergoing or may undergo changes. Biogen cannot determine what effect any changes in regulatory approval processes may have on its business.

     In the United States, the federal government is currently undertaking a complete review and reformation of health care coverage and costs. Resulting legislation or regulatory actions may have a significant effect on the Company's business. Biogen's ability to commercialize successfully human pharmaceutical products also may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Currently, substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

     Biogen's policy is to conduct relevant research in compliance with the current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (the "NIH Guidelines") and all other federal and state regulations. By local ordinance, Biogen is required, among other things, to comply with the NIH Guidelines in relation to its facilities in Cambridge, Massachusetts, and is required to operate pursuant to certain permits.

     Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with Biogen's research work are or may be applicable to its activities. These include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act, national restrictions on technology transfer and import, export and customs regulations. The extent of government regulation which might result from future legislation or administrative action cannot accurately be predicted. Certain agreements entered into by Biogen involving exclusive license rights may be subject to national or supranational antitrust regulatory control, the effect of which also cannot be predicted.

Employees

     At January 1, 1994, Biogen employed 380 full-time employees, of whom 55 held Ph.D. and/or M.D. degrees. Of the 380 employees, 167 were engaged in, or directly supported, research and process development and 111 were involved in, or directly supported, manufacturing, quality assurance/quality control, regulatory, medical operations and preclinical and clinical development. Biogen maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States, including the six outside members of its Scientific Board.

Item 2.
Properties

     Substantially all of Biogen's facilities are located in Cambridge, Massachusetts, where the Company leases all or part of five buildings containing a total of approximately 220,000 square feet of office and research and development space. Most of the Company's operations are contained in a 67,000 square foot building housing a pilot production plant, laboratories and office space, in a building with a combined 64,000 square feet of space containing laboratories, purification and aseptic bottling facilities and office space, in a multitenant building where the Company occupies approximately 54,000 square feet of office space and in a 17,000 square foot building designed for specialized research laboratories. The leases for these sites terminate in 1998 (with the right to renew), 2004, 1998 (with the right to renew) and 2004, respectively.

     In 1993, the Company began construction of a 150,000 square foot building in Cambridge, Massachusetts which will house laboratories and office space. The anticipated cost of construction, including the land, is approximately $40 million. Upon completion of the building, the Company has the option, subject to certain conditions, to obtain a secured term loan with a bank for up to $25 million for a period of up to ten years. The building is scheduled for completion in 1995.

     The Company believes that its pilot production plant in Cambridge, Massachusetts and existing outside sources will allow it to meet its production needs for clinical trials and its initial commercial production needs for its Hirulog(TM) thrombin inhibitor and beta interferon product. Biogen believes that the facilities are in compliance with appropriate regulatory standards. The Company expects that additional facilities and outside sources will be required to meet the Company's future research and production needs.

Item 3.
Legal Proceedings

     For a description of legal proceedings relating to patent rights, see Item 1, "Business-Patents and Other Proprietary Rights."

Item 4.
Submission of Matters to a Vote of Security Holders

     None

Executive Officers

     The following is a list of the executive officers of the Company and their principal positions with the Company. Each individual officer serves at the pleasure of the Board of Directors.

Name                  Age     Positions

James L. Vincent .    54      Chairman of the Board of Directors, Chief
                              Executive Officer

James R. Tobin . .    49      President and Chief Operating Officer

Michael J. Astrue.    37      Vice President - General Counsel,
                              Secretary and Clerk

Kenneth M. Bate. .    43      Vice President - Marketing and Sales

Frank A. Burke, Jr.   50      Vice President - Human Resources

Lawrence S. Daniels   51      Vice President - Strategic Planning

Joseph M. Davie. .    54      Vice President - Research

Irving H. Fox. . .    50      Vice President - Medical Affairs

Timothy M. Kish  .    42      Vice President - Finance, Chief Financial
                              Officer and Treasurer

James C. Mullen. .    35      Vice President - Operations

Michael R. Slater.    47      Vice President - Regulatory Affairs

Irvin D. Smith....    61      Vice President - QA/QC and Drug
                              Development

The background of these officers is as follows:

          James L. Vincent joined the Company as its Chief Executive Officer in October 1985. He also served as Chief Operating Officer and President from April 1988 until February 1994. He is also Chairman of the Board of Directors of the Company. Before joining Biogen, Mr. Vincent served as Group Vice President, Allied Corporation and as President, Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied Corporation, Mr. Vincent was with Abbott Laboratories, Inc. where he served in various capacities, including Executive Vice President, Chief Operating Officer and Director of the parent corporation. Mr. Vincent is, in addition, Chairman of the Executive Board of Wharton Graduate School of the University of Pennsylvania and is a member of the Board of Directors of Continental Bank, Continental Corporation and Millipore Corporation.

          James R. Tobin joined the Company as its President and Chief Operating Officer in February 1994. Prior to joining the Company, Mr. Tobin served in various capacities at Baxter International, including Executive Vice President from 1988 until 1992 and President and Chief Operating Officer from 1992 until 1993.

          Michael J. Astrue was appointed Vice President - General Counsel, Secretary and Clerk of the Company in June 1993. Prior to joining the Company, Mr. Astrue was a partner in the Boston law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. and a managing director of its wholly-owned consulting firm, ML Strategies, from November 1992 to June 1993. From June 1989 through November 1992, Mr. Astrue served as General Counsel of the United States Department of Health and Human Services. From April 1988 through June 1989, Mr. Astrue served as Associate Counsel to the President of the United States.

          Kenneth M. Bate was appointed Vice President - Marketing and Sales in August 1993 after serving as Vice President - Finance and Chief Financial Officer since August 1990 and as Treasurer of the Company since December 1991. From 1978 until 1990, Mr. Bate was employed by Peter Kiewit & Sons, Inc. and its subsidiaries in various financial capacities, most recently as Vice President - Treasurer.

          Frank A. Burke, Jr., was appointed Vice President - Human Resources in May 1986 after serving for 12 years in various human resource management positions at Allied-Signal, Inc., most recently as Director of Compensation and Employee Benefits of the Engineered Materials Sector.

          Lawrence S. Daniels was appointed Vice President - Strategic Planning of the Company in August 1993 after serving as Vice President -
 Marketing and Business Development since November 1991. Prior to joining the Company, Mr. Daniels served for nine years in planning and administrative functions for Allied-Signal, Inc., most recently as Vice President, Corporate Strategy Development.

          Joseph M. Davie, Ph.D. was appointed Vice President - Research of the Company in April 1993. Prior to joining the Company, Dr. Davie was employed by Searle Corporation where he served as Senior Vice President - Science and Technology from January 1993 to April 1993, President - Research and Development from July 1987 to January 1993 and Senior Vice President - Discovery Research from January 1987 to July 1987.

          Irving H. Fox, M.D. was appointed Vice President - Medical Affairs in February 1990. Dr. Fox joined Biogen following a 14-year career at the University of Michigan, where he held professorships in internal medicine and biological chemistry, and from 1978 to 1990, was program director of the Clinical Research Center at the University of Michigan Hospital.

          Timothy M. Kish was appointed Vice President - Finance, Treasurer and Chief Financial Officer of the Company in August 1993 after serving as Corporate Controller of the Company since 1986. Prior to joining Biogen, Mr. Kish was Director of Finance for Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied, Mr. Kish served in various capacities at Bendix Corp., most recently as Executive Assistant to the President.

          James C. Mullen became Biogen's Vice President - Operations in December 1991 after serving as Senior Director - Operations since February 1991. Mr. Mullen joined the Company in 1989 as Director - Facilities and Engineering and then served as Acting Director - Manufacturing and Engineering. Before coming to Biogen, Mr. Mullen held various positions of responsibility from 1984 through 1988 at SmithKline-Beckman Corporation, most recently as Director, Engineering
- - SmithKline and French Laboratories, Worldwide.

          Michael R. Slater was appointed Vice President - Regulatory Affairs in 1991. Mr. Slater has been with Biogen since 1983, serving first as Head of Regulatory Affairs and then as Director of Regulatory Affairs of Biogen, S.A., the Company's former Swiss subsidiary. From 1985 to 1988, Mr. Slater served as Director of Corporate Regulatory Affairs of Biogen Research Corp. From 1988 to 1991, Mr. Slater served as Vice President - Quality Assurance and Regulatory Affairs of the Company.

          Irvin D. Smith, Ph.D. was appointed Vice President - Quality Assurance/Quality Control and Drug Development in August 1993 after serving as General Manager of Bioferon, Biogen's former joint venture in
Germany, since July 1991.   Dr. Smith was a private consultant from
March 1990 to July 1991 and President and Chief Executive Officer of Applied BioSystems from October 1987 to March 1990.

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters

          The section entitled "Market for Securities" in the Company's 1993 Annual Report to Shareholders is hereby incorporated by reference.

Item 6.
Selected Financial Data

          The section entitled "Selected Financial Data" in the Company's 1993 Annual Report to Shareholders is hereby incorporated by reference.

Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations

          The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1993 Annual Report to Shareholders is hereby incorporated by reference.

Item 8.
Financial Statements and Supplementary Data

          The sections entitled "Consolidated Balance Sheets,"
"Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent
Accountants" in the Company's 1993 Annual Report to Shareholders are hereby incorporated by reference.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable

PART III

Item 10.
Directors and Executive Officers of the Registrant, Promoters and
Control Persons

Directors

          The sections entitled "Election of Directors" and "Other Matters" in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1994, are hereby incorporated by reference.

Executive Officers

          Information concerning the Company's Executive Officers is set forth in Part I of this Annual Report on Form 10-K.


Item 11.
Executive Compensation

          The sections entitled "Executive Compensation", "Board of Directors and Committees", "Employment Arrangements", "Statement of Compensation Philosophy" and "Performance Graph" in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1994, are hereby incorporated by reference.

Item 12.
Security Ownership of Certain Beneficial Owners and Management

          The section entitled "Share Ownership" in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1994, is hereby incorporated by reference.

Item 13.
Certain Relationships and Related Transactions

          The section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1994, is hereby incorporated by reference.

PART IV

Item 14.
Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) Financial Statements and Financial Statement Schedules.

          The following documents are filed as a part of this report:

          1. Financial Statements, as required by Item 8 of this Form, incorporated by reference herein from the 1993 Annual Report to Shareholders attached hereto as Exhibit 13:

Item                                    Location
Consolidated Balance Sheets             Annual Report under the caption
                                        "Biogen, Inc. and Subsidiaries
                                        Consolidated Balance Sheets."

Consolidated Statements of Income       Annual Report under the caption
                                        "Biogen, Inc. and Subsidiaries
                                        Consolidated Statements of
                                        Income."

Consolidated Statements of Cash Flows   Annual Report under the caption
                                        "Biogen, Inc. and Subsidiaries
                                        Consolidated Statements of Cash
                                        Flows."

Consolidated Statements of
 Shareholders' Equity                   Annual Report under the caption
                                        "Biogen, Inc. and Subsidiaries
                                        Consolidated Statements of
                                        Shareholders' Equity."

Notes to Consolidated Financial
 Statements                             Annual Report under the caption
                                        "Biogen, Inc. and Subsidiaries
                                        Notes to Consolidated Financial
                                        Statements."

Reports of Independent Accountants      Page 25 of this Report;
                                        Annual Report under the caption
                                        "Report of Independent
                                        Accountants."

          With the exception of the portions of the 1993 Annual Report to Shareholders specifically incorporated herein by reference, such report shall not be deemed filed as part of this Annual Report on Form 10-K.


          (2) Financial Statement Schedules:

Item                                    Location
Report of Independent Accountants       Page 25 of this Report

Consent of Independent Accountants      Page 26 of this Report

Schedule I, Marketable Securities       Page 27 of this Report

Schedule X, Supplementary Income        Page 28 of this Report
                  Statement Information

          Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

          (3) Exhibits


Exhibit No.    Description

(3.1)          Articles of Organization, as amended (k)

(3.2)          By-Laws, as amended (o)

(4.1)          Form of Common Stock Share Certificate (q)

(4.2)          Form of Warrant Certificate (f)

(4.3)          Certificate of Designation of Series A Junior
               Participating Preferred Stock  (j)

(4.4)          Rights Agreement dated as of May 8, 1989 between
               Registrant and The First National Bank of Boston, as Rights Agent (j)

(10.1) Independent Consulting and Project Agreement dated as of June 29, 1979 between Registrant and Kenneth Murray
                (a)**

(10.2) Letter Agreement dated March 12, 1993 with Dr. Kenneth Murray relating to renewal of Independent Consulting Agreement (o)**

(10.3)         Minute of Agreement dated February 5, 1981 among
               Registrant, The University Court of the University of Edinburgh and Kenneth Murray (a)**

(10.4) Independent Consulting Agreement dated as of June 29, 1979 between Registrant and Phillip A. Sharp (a)**

(10.5) Letter Agreement dated December 10, 1992 with Phillip Sharp relating to chairmanship of Scientific Board and renewal of Independent Consulting Agreement (o)**

(10.6) Project Agreement dated as of December 14, 1979 between Registrant and Phillip A. Sharp (a)**

(10.7) Share Restriction and Repurchase Agreement dated as of December 15, 1979 between Registrant and Phillip A. Sharp
                (a)**

(10.8) Consulting Agreement dated as of April 1, 1991, as amended, between Registrant and Alexander G. Bearn (m)**

(10.9) Form of Amendment dated July 1, 1988 to Independent Consulting Agreement between Registrant and Scientific Board Members (h)**

(10.10) Form of Extension of Independent Consulting Agreement between Registrant and Scientific Board Members (k)**

(10.11) Form of Share Purchase Agreement between Registrant and Scientific Board Members (a)**

(10.12) Form of Stock Option Agreement between Registrant and each of Alan Belzer, Harold W. Buirkle, James W. Stevens and Roger H. Morley (d)**

(10.13) Letter regarding employment of James L. Vincent dated September 23, 1985 (c)**

(10.14) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (o)**

(10.15) Letter dated December 13, 1989 regarding employment of Dr. Irving H. Fox (l)**

(10.16)        Letter dated August 13, 1990 regarding employment of Mr.
               Kenneth M. Bate  (m)**

(10.17)        Letter dated October 23, 1991 regarding employment of Mr.
               Lawrence S. Daniels (o)**

(10.18)        Letter dated April 7, 1993 regarding employment of Dr.
               Joseph M. Davie (p)**

(10.19)        Letter dated January 12, 1994 regarding employment of
                James R. Tobin *,**

(10.20)        Letter dated August 30, 1993 regarding employment of
                Irvin D. Smith, Ph.D.*,**

(10.21) Form of Indemnification Agreement between Registrant and each Director and Executive Officer (h)**

(10.22) Second Amended and Restated Agreement and Certificate of Limited Partnership dated as of May 15, 1984 among Biogen Medical Products, Inc. as General Partner and certain limited partners (k)

(10.23) First Amendment dated December 22, 1986 to Agreement and Certificate of Limited Partnership (d)

(10.24) Technology License Agreement dated May 15, 1984 between Biogen B.V. and Biogen Medical Products Limited
               Partnership  (k)

(10.25) Development Contract dated May 15, 1984 between Biogen B.V. and Biogen Medical Products Limited Partnership (k)

(10.26)        Amendment dated December 22, 1986 to Development Contract
                (d)

(10.27)        Amendment dated January 1, 1987 to Development Contract
                (g)

(10.28) Extension Agreement dated October 10, 1989 relating to Development Contract (k)

(10.29) Extension Agreement dated December 31, 1993 relating to Development Contract *

(10.30) Joint Venture Option Agreement dated May 15, 1984 between Biogen Inc. and Biogen Medical Products Limited
               Partnership  (k)

(10.31) Purchase Option Agreement dated May 15, 1984 between Biogen B.V. and the limited partners of Biogen Medical Products Limited Partnership (k)

(10.32) Guaranty dated May 15, 1984 to Biogen Medical Products Limited Partnership by Registrant guaranteeing certain obligations of Biogen Medical Products, Inc., Biogen B.V. and Biogen Inc. to the Partnership (k)

(10.33) Demand Loan Agreement dated October 1, 1989 between Biogen Medical Products Limited Partnership and Biogen Medical Products, Inc. (k)

(10.34) Standard Form Commercial Lease dated January 29, 1981 between Ira C. Foss and Ira C. Foss, Jr., as Trustees of Eastern Realty Trust, and B. Leasing, Inc. (k)

(10.35) Letter of May 24, 1989 exercising option under Standard Form Commercial Lease dated January 29, 1981 (k)

(10.36) Lease Extension Agreement dated February 20, 1990 between Eastern Realty Trust and Registrant (k)

(10.37) Standard Form Commercial Lease dated June 1, 1989 between Eastern Realty Trust and Registrant (k)

(10.38) Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc. (a)

(10.39) First Amendment to Lease dated January 19, 1989 amending Cambridge Center Lease dated October 4, 1982 (o)

(10.40) Second Amendment to Lease dated March 8, 1990 amending Cambridge Center Lease dated October 4, 1982 (o)

(10.41) Third Amendment to Lease dated September 25, 1991 amending Cambridge Center Lease dated October 4, 1982 (o)

(10.42) Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Realty Limited Partnership*.


(10.43) 1983 Employee Stock Purchase Plan as amended through April 3, 1992 and restated (n)**

(10.44) 1982 Incentive Stock Option Plan as amended through March 25, 1993 and restated with form of Option Agreement (p)**

(10.45) 1985 Non-Qualified Stock Option Plan as amended through March 25, 1993 and restated with form of Option Agreement
               (p)**

(10.46) 1987 Scientific Board Stock Option Plan as amended through April 3, 1992 and restated with form of Option Agreement (n)**

(10.47)        Exclusive License and Development Agreement dated
               December 8, 1979 between Registrant and Schering
               Corporation (a)

(10.48) Amendatory Agreement dated May 14, 1985 to Exclusive License and Development Agreement dated December 8, 1979
               (c)

(10.49) Amendment and Settlement Agreement dated September 29, 1988 to Exclusive License and Development Agreement dated December 8, 1979 (o)

(10.50) Amendment dated March 20, 1989 to Exclusive License and Development Agreement dated December 8, 1979 (o )

(10.51) License Agreement (United States) dated March 28, 1988 between Registrant and SmithKline Beecham Biologicals, s.a. (as successor to Smith Kline-R.I.T, s.a.) (o)

(10.52) License Agreement (International) dated March 28, 1988 between Registrant and SmithKline Beecham Biologicals, s.a. (as successor to Smith Kline-R.I.T., s.a.) (o)

(10.53) Sublicense Agreement dated as of February 15, 1990 among Registrant, SmithKline Beecham Biologicals, s.a (as successor to SmithKline Biologicals, s.a.) and Merck and Co., Inc. (o)

(11)           Computation of Earnings per Share *

(12)           None

(13)           Incorporated portions from Biogen, Inc. 1993 Annual
                Report to Shareholders *

(22)           Subsidiaries of the Registrant  *

(24.1)         Consent of Price Waterhouse (Included in Part IV hereof)

(29)           None

          (a) Previously filed with the Commission as an exhibit to Registration Statement on Form S-1, File No. 2-81689 and incorporated herein by reference.

          (b) Previously filed with the Commission as an exhibit to Registration Statement on Form S-8, File No. 2-87550 and incorporated herein by reference.

          (c) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, as amended, File No. 0-12042 and incorporated herein by reference.

          (d) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, as amended, File No. 0-12042 and incorporated herein by reference.

          (e) Previously filed with the Commission as an exhibit to Report on Form 8-K, File No. 0-12042, dated September 30, 1988 and incorporated herein by reference.

          (f) Previously filed with the Commission as an exhibit to Registration Statement on Form 8-B, File No. 0-12042, dated December 12, 1988 and incorporated herein by reference.

          (g) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 0-12042 and incorporated herein by reference.

          (h) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-12042 and incorporated herein by reference.

          (i) Previously filed with the Commission as an exhibit to Registration Statement on Form S-3, File No. 33-28612 and incorporated herein by reference.

          (j) Previously filed with the Commission as an exhibit to Registration Statement on Form 8-A, File No. 0-12042, filed May 26, 1989 and incorporated herein by reference.

          (k) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-12042, and incorporated herein by reference.

          (l) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 0-12042, and incorporated herein by reference.

          (m) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-12042, and incorporated herein by reference.

          (n) Previously filed with the Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File No. 0-12042, and incorporated herein by reference.

          (o) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-12042, and incorporated herein by reference.

          (p) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 0-12042, and incorporated herein by reference.

          (q) Previously filed with the Commission as an exhibit to Registration Statement on Form S-3, File No. 33-51639, and incorporated herein by reference.

          * Filed herewith

          ** Management contract or compensatory plan or arrangement

(b)        Reports on Form 8-K

          None.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.

By:/s/ James L. Vincent
        James L. Vincent, Chairman of the Board
        and Chief Executive Officer

Dated  March 18, 1994

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                    Date

/s/ James L. Vincent          Chairman, Board of DirectorsMarch 18, 1994
James L. Vincent                (principal executive officer)


/s/ Timothy M. Kish           Vice President - Finance March 18, 1994
                               (principal
Timothy M. Kish                 financial and accounting officer)


/s/ Alexander Bearn           Director                 March 18, 1994
Alexander Bearn


/s/ Harold W. Buirkle         Director                 March 18, 1994
Harold W. Buirkle


/s/ Alan Belzer               Director                 March 18, 1994
Alan Belzer


/s/ Roger H. Morley           Director                 March 18, 1994
Roger H. Morley


/s/ Kenneth Murray            Director                 March 18, 1994
Kenneth Murray


/s/ Phillip A. Sharp          Director                 March 18, 1994
Phillip A. Sharp

/s/ James W. Stevens          Director                 March 18, 1994
James W. Stevens

                 Report of Independent Accountants on
                     Financial Statement Schedules


To the Board of Directors
of Biogen, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 20, 1994 appearing on page 32 of the 1993 Annual Report to Shareholders of Biogen, Inc. and its subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-
K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse
Boston, Massachusetts
January 20, 1994
                  Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectus constituting part of its Registration Statements on Form S-8, as amended (Nos. 2-87550, 2-96157, 33-9827, 33-14742, 33-37312, 33-22378, 33-41077
and as filed on September 21, 1993) and on Form S-3, as amended (Nos. 33-14741, 33-14743, 33-20183, and 33-51639) of Biogen, Inc. and its
subsidiaries of our report dated January 20, 1994 appearing on page 32 of the 1993 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears in this Form 10-K.





Price Waterhouse
Boston, Massachusetts
March 28, 1994

                               SCHEDULE I
                      BIOGEN, INC. AND SUBSIDIARIES
               MARKETABLE SECURITIES AT DECEMBER 31, 1993
                             (in thousands)
                               PRINCIPAL           MARKET VALUE  BALANCE
NAME OF ISSUER AND            AMOUNTS OF            AT BALANCE   SHEET
TITLE OF EACH ISSUE          BONDS & NOTES  COST    SHEET DATE   AMOUNT
Corporate Bonds and Notes:
Aluminum Co America            $   300    $   300     $  296     $  300
American Brands Inc.             2,000      2,029      2,017      2,023
Associates Corp of NA            2,840      2,855      2,927      2,852
Bank America Corp                1,300      1,373      1,369      1,359
Bankers TR NY Corp               2,675      2,668      2,670      2,669
Beneficial Corp                  1,500      1,696      1,686      1,668
BNY Master CR Card TR            2,500      2,555      2,560      2,543
Boeing Co                          300        301        301        301
Chase Manhattan CR Corp          1,250      1,277      1,275      1,272
Commercial CR Group Inc            300        296        297        296
Discover Card TR                 6,583      6,876      6,862      6,865
Discover Card TR                   625        635        631        632
First Chicago Master TR          2,833      2,890      2,906      2,879
Fleet MTG Secs Inc.              2,000      2,040      2,046      2,036
Ford Motor CR CO                 6,500      6,915      6,875      6,772
Ford Motor CR CO                   554        579        575        577
General Motors Accep Corp        3,964      3,989      4,013      3,980
Gillette Co                        300        300        298        300
Golden West Finl Corp DEl          900      1,029        998      1,021
Household Fin Corp               2,752      2,935      2,921      2,914
Korea Dev BK                     2,000      2,184      2,134      2,168
MMCA Auto Grantor TR             1,862      1,859      1,849      1,859
Nissan Auto Receivables            799        798        804        798
Norwest Corp                     1,925      1,908      1,916      1,915
Premier Auto TR                  4,190      4,179      4,187      4,179
Reebok INTL LTD                  1,082      1,196      1,161      1,183
Republic NATL BK New York        2,000      2,000      2,050      2,000
Ryland MTG Secs Corp             5,516      5,517      5,566      5,517
Saxon MTG Secs Corp              1,890      1,952      1,952      1,951
Security Pac Corp                1,000      1,051      1,092      1,040
Shawmut Natl Remic TR              241        248        246        248
Smith Barney Shearson HLDGS IN   1,000      1,000      1,009      1,000
Standard CR Card Master TR 1     1,250      1,266      1,275      1,260
Structured Asset Secs Corp         926        924        945        924
Syntex USA Inc.                  1,000        995        996        996
Tennessee Valley Auth              300        296        299        296
TMS Home Equity LN TR            1,529      1,572      1,548      1,572
WMX Technologies                 2,000      2,010      2,002      2,009
Computer Industry Bonds            530        528        552        528
Retail Industry Bonds            2,600      2,602      2,600      2,602
Utility Industry Bonds           5,605      5,920      5,912      5,843
U.S. Government Securities     115,548    112,633    113,886    112,658
TOTAL MARKETABLE SECURITIES                                   $ 195,805

                               SCHEDULE X



                      BIOGEN, INC. AND SUBSIDIARIES
               SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (in thousands)


The amounts shown below are included in costs and expenses in the consolidated statements of income.

                                                 1993     1992      1991



Maintenance and repairs. . . . . . . . . .       1,883    1,4531,410

Patent amortization. . . . . . . . . . . .       2,258    3,6601,689

Royalties. . . . . . . . . . . . . . . . .      11,588    9,3843,768






There were no material charges for advertising and taxes, other than payroll and income taxes, for the periods noted above.

                             EXHIBIT INDEX


Exhibit No.    Description

(10.19)        Letter dated January 12, 1994 regarding employment of
               James R. Tobin

(10.20)        Letter dated August 30, 1993 regarding employment of
               Irvin D. Smith, Ph.D.

(10.29) Extension Agreement dated December 31, 1993 relating to Development Contract.

(10.42) Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Realty Limited Partnership.

(11)           Computation of Earnings per Share

(13)           Incorporated portions from Biogen, Inc. 1993 Annual
               Report to Shareholders.

(22)           Subsidiaries of the Registrant.

(24.1)         Consent of Price Waterhouse (included in Part IV hereof).