Form 10-Q
period 1994-03-31
BIOGEN INC
filed 1994-04-21
CIK 714655

SECURITIES AND EXCHANGE COMMISSION    Total Pages-   19
                          WASHINGTON, D.C. 20549          Exhibit Index- 11


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1994

                                    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

                      Commission File Number 0-12042



                               BIOGEN, INC.


          (Exact name of registrant as specified in its charter)


            Massachusetts                           04-3002117
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

 14 Cambridge Center, Cambridge, MA                    02142
(Address of principal executive offices)            (Zip Code)


    Registrant's telephone number, including area code:  (617) 252-9200

    Former name, former address and former fiscal year, if changed since
last report:   Not Applicable


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X    No

    Number of shares outstanding of each of the issuer's classes of common stock, as of April 15, 1994:

    Common Stock, par value $0.01                   32,418,602
        (Title of each class)                   (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets -
    March 31, 1994 and December 31, 1993. . . . . . . . . . . . . . .3

  Condensed Consolidated Statements of Income -
    Three months ended March 31, 1994 and 1993. . . . . . . . . . . .4

  Condensed Consolidated Statements of Cash Flows -
    Three months ended March 31 1994 and 1993 . . . . . . . . . . . .5

  Notes to Condensed Consolidated Financial Statements. . . . . . . .6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . .7

  Report of Independent Accountants . . . . . . . . . . . . . . . . .9


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . 10



                   * * * * * * * * * * * * * * * * * *












Note concerning trademarks:   Certain names mentioned in this report are
                              trademarks owned by Biogen, Inc. or its
                              affiliates or licensees. Hirulog(TM) is a trademark of Biogen, Inc.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                              March 31,1994  Dec. 31,1993
                                               (unaudited)
ASSETS
   Current assets
     Cash and cash equivalents. . . . . . . . .  $ 52,704     $ 74,546
     Marketable securities. . . . . . . . . . .   243,433      195,805
     Accounts receivable. . . . . . . . . . . .     8,178       31,695
     Other. . . . . . . . . . . . . . . . . . .     7,482        7,378
                                                 --------     --------
     Total current assets . . . . . . . . . . .   311,797      309,424
                                                 --------     --------
   Property and equipment
     Total cost . . . . . . . . . . . . . . . .    70,669       64,111
     Less accumulated depreciation. . . . . . .    26,863       25,611
                                                 --------     --------
     Property and equipment, net. . . . . . . .    43,806       38,500
                                                 --------     --------
   Other assets
     Patents, net . . . . . . . . . . . . . . .     7,184        7,164
     Other. . . . . . . . . . . . . . . . . . .     2,206        1,862
                                                 --------     --------
     Total other assets . . . . . . . . . . . .     9,390        9,026
                                                 --------     --------
                                                 $364,993     $356,950
                                                 ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable . . . . . . . . . . . . .  $  4,052     $  2,916
     Other current liabilities. . . . . . . . .    25,478       28,860
                                                 --------     --------
     Total current liabilities. . . . . . . . .    29,530       31,776
                                                 --------     --------
   Shareholders' equity
     Common stock . . . . . . . . . . . . . . .       324          323
     Additional paid-in capital . . . . . . . .   352,314      353,247
     Deficit. . . . . . . . . . . . . . . . . .   (17,234)     (28,462)
     Accumulated translation adjustment . . . .        59           66
                                                 --------     --------
     Total shareholders' equity . . . . . . . .   335,463      325,174
                                                 --------     --------
                                                 $364,993     $356,950
                                                 ========     ========

See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)



                                                  Three months ended
                                           March 31,1994      March 31,1993
REVENUES

 Royalties and product sales. . . . . .      $ 41,167            $ 32,540
 Interest . . . . . . . . . . . . . . .         3,613               2,881
                                             --------            --------
 Total revenues . . . . . . . . . . . .        44,780              35,421
                                             --------            --------
EXPENSES

 Cost of sales. . . . . . . . . . . . .         2,471               2,819
 Research and development . . . . . . .        23,334              14,965
 General and administrative . . . . . .         5,963               3,953
 Other. . . . . . . . . . . . . . . . .           103               1,344
                                             --------            --------
 Total expenses . . . . . . . . . . . .        31,871              23,081
                                             --------            --------
INCOME BEFORE INCOME TAXES. . . . . . .        12,909              12,340

Income taxes. . . . . . . . . . . . . .         1,680               1,080
                                             --------            --------
NET INCOME. . . . . . . . . . . . . . .      $ 11,229            $ 11,260
                                             ========            ========

NET INCOME PER SHARE. . . . . . . . . .      $   0.31            $   0.32
                                             ========            ========

Average shares outstanding. . . . . . .        35,741              34,766
                                             ========            ========


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                  Three months ended
                                                       March 31,
                                                  1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income . . . . . . . . . . . . . . . . . . $ 11,229      $11,260
 Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation and amortization . . . . . . . .    1,764        1,840
  Write-off of investment in joint venture. . .       --        1,803
  Other . . . . . . . . . . . . . . . . . . . .     (152)        (462)
  Changes in:
    Accounts receivable . . . . . . . . . . . .   23,517        6,013
    Other current assets. . . . . . . . . . . .     (104)        (400)
    Other assets. . . . . . . . . . . . . . . .     (344)         375
    Accounts payable and
     other current liabilities. . . . . . . . .   (2,246)      (3,693)
                                                --------      --------
 Net cash provided from operating activities. .   33,664       16,736
                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of marketable securities, net. . . .  (50,609)     (53,993)
 Acquisitions of property and equipment . . . .   (6,558)      (1,489)
 Additions to patents . . . . . . . . . . . . .     (533)        (863)
                                                --------      --------
 Net cash used by investing activities. . . . .  (57,700)     (56,345)
                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock . . . . . . . . . . .    2,194        1,142
                                                --------      --------
 Net cash provided from financing activities. .    2,194        1,142
                                                --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . .  (21,842)     (38,467)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD. . . . . . . . . . . . . .   74,546       85,863
                                                --------      --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD. . . . . . . . . . . . . . . . . $ 52,704      $47,396
                                                ========      ========


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report. Interim results are not necessarily indicative of the operating results for the full year.

2. During the first quarter of 1994, the Company entered into an agreement with a bank to sell certain foreign based accounts receivable up to $14 million, which approximated the proceeds for the current quarter. The selling price is partially determined by foreign exchange rates at the end of each quarter.

3. As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify its marketable securities (all of which are debt securities) into one or more of the following categories: held-to-maturity, trading or available-for-sale. At March 31, 1994, all of the Company's marketable securities are classified as available-for sale. Under this statement, these securities are recorded at fair market value and unrealized gains and losses are recorded as part of shareholders' equity. Following is a summary of marketable securities as of March 31, 1994:


                                                  Unrealized     Amortized
     (dollars in thousands)            Value    Gains    Losses    Cost

     U.S. Government securities      $196,614    $444    $2,366  $198,536
     (average maturity of 24 months)

     Corporate debt securities         87,862     212     1,415    89,065
     (average maturity of 24 months)

     Proceeds from maturities and other sales of securities, which were reinvested, during the quarter ended March 31, 1994 were $247.7 million. Gross realized gains and losses on these sales were immaterial.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 7


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the first quarter ended March 31, 1994, the Company reported net income of $11.2 million or $0.31 per share as compared to net income of $11.3 million or $0.32 per share in the first quarter of 1993.

Total revenues for the first quarter of 1994 were $44.8 million, as compared to $35.4 million in the first quarter of 1993. Revenues for the current quarter were higher than the comparable 1993 quarter due mostly to higher royalty income. During the first quarter, the Company signed a licensing agreement with Eli Lilly & Co. ("Lilly") covering certain patent rights for gene expression methods. Under this agreement, Lilly paid the Company approximately $10M in royalties that related to sales occurring before 1994. Royalties from alpha interferon sales by Schering-Plough Corporation declined in the current quarter as compared to 1993, due primarily to lower sales in Japan. Sales in Japan declined in anticipation of a 17 percent decrease in the price of alpha interferon, which became effective on April 1. The Company, in general, expects continued increases in sales of licensed products but at lower growth rates than had been experienced during 1992 and 1993. However, there are numerous health care reform initiatives currently underway in the United States and other major pharmaceutical markets and it is not yet clear what effect, if any, these initiatives or other developments may have on product sales by the Company's licensees. In addition, these sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or licensing arrangements.

Interest income for the current quarter increased from the comparable 1993 amount due primarily to the increase in invested funds generated from higher revenue and profit levels.

Total expenses for the current quarter were $31.9 million as compared to $23.1 million in the 1993 quarter. Research and development expense increased $8.4 million, due to the expanded clinical development of the Company's lead drug candidates, Hirulog(TM) thrombin inhibitor and recombinant beta interferon. Both drug candidates are in Phase II and Phase III clinical trials for a variety of indications. The Company expects its research and development costs to continue to increase as it expands the clinical programs for Hirulog(TM), recombinant beta interferon and other therapeutics. General and administrative expenses increased by $2.0 million due mostly to higher costs related to market development efforts, legal and personnel related costs. Other expenses decreased primarily due to a charge in the prior year's quarter for the write-off of the Company's remaining interest in a European joint venture.

Income tax expense for the current quarter was $1.7 million which is substantially less than the amount computed at U.S. federal statutory rates because of the utilization of net operating loss carryforwards.

Financial Condition                                                  Page 8

At March 31, 1994, cash, cash equivalents and marketable securities amounted to $296.1 million, a $25.7 million increase from the $270.4 million on hand at the end of 1993. Working capital increased $4.6 million to $282.3 million. Net cash provided from operating activities for the three months ended March 31, 1994 was $33.7 million while the Company's common stock option and purchase plans provided $2.2 million. Outflows of cash included investments in property and equipment and patents of $7.1 million. The decrease in accounts receivable is primarily attributed to an agreement the Company entered into with a bank in the first quarter of 1994 to sell certain accounts receivable.

The Company is the general partner of Biogen Medical Products Limited Partnership ("BMPLP"). BMPLP was formed for the continued development of commercial products based on gamma interferon and interleukin-2 (the "partnership products"). The Company agreed to extend the term of the development contract with BMPLP until December 31, 1994. The Company has not incurred any significant costs with respect to BMPLP in 1994 but has the option to provide up to $9.2 million to BMPLP to continue development of the partnership products.

During the fourth quarter of 1993, the Company commenced construction of a 150,000 square foot building in Cambridge, Massachusetts to house research laboratories and offices. The anticipated cost of construction, including land, is approximately $40 million. Upon completion of the building in 1995, the Company has the option, subject to certain conditions, to obtain a secured term loan with a bank for up to $25 million for a period of up to 10 years.

The Company believes that the financial resources available to it, including its current working capital and its existing and anticipated contractual relationships, may be sufficient to finance its planned operations and capital expenditures for the near term. However, the Company expects that it may have additional funding needs, the extent of which will depend upon the level of royalties and product sales, the outcome of clinical trial programs, the receipt and timing of required regulatory approvals for products, the results of research and development efforts and business expansion opportunities. Accordingly, from time to time, the Company may obtain funding through various means which could include collaborative agreements, lease financings, sales of equity or debt securities and other financing arrangements.

                                                                     Page 9
With respect to the unaudited condensed consolidated financial information of Biogen, Inc. and its subsidiaries at March 31, 1994 and for the three month periods ended March 31, 1994 and 1993, Price Waterhouse reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 15, 1994 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biogen, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biogen, Inc. and its subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income and of cash flows for the three month periods ended March 31, 1994 and 1993. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, of cash flows and of shareholders' equity for the year then ended (not presented herein), and in our report dated January 20, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Price Waterhouse
- ---------------------
Boston, Massachusetts
April 15, 1994

                        PART II - OTHER INFORMATION                 Page 10




Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 10        Supplemental Amendment and Agreement dated as of
                       March 1, 1994 between Schering Corporation and the
                       Company.*
         No. 11        Computation of Earnings per Share.
         No. 15        Letter from Price Waterhouse.
         * Confidential treatment requested.

     (b) There were no reports on Form 8-K filed for the quarter ended March 31, 1994.










                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BIOGEN, INC.



Dated:  April 20, 1994                         /s/Timothy M. Kish
                                        ----------------------------------
                                                 Timothy M. Kish
                                           Vice President-Finance and
                                             Chief Financial Officer

                                 EXHIBITS                           Page 11



Index to Exhibits.

      No. 10 Supplemental Amendment and Agreement dated as of March 1,1994 between Schering Corporation and the Company.*

      No. 11      Computation of Earnings per Share.

      No. 15      Letter from Price Waterhouse.

      *  Confidential treatment requested.