Form 10-Q
period 1994-06-30
BIOGEN INC
filed 1994-08-11
CIK 714655

**This conforming paper format document is begin submitted pursuant to rule 901(d) of regulation S-T.

                    SECURITIES AND EXCHANGE COMMISSION    Total Pages-   16
                          WASHINGTON, D.C. 20549          Exhibit Index- 11


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1994

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
                             Yes  X    No

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1994:

    Common Stock, par value $0.01                   33,036,315
        (Title of each class)                   (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets -
    June 30, 1994 and December 31, 1993 . . . . . . . . . . . . . . .3

  Condensed Consolidated Statements of Income -
    Three months and six months ended June 30, 1994 and 1993. . . . .4

  Condensed Consolidated Statements of Cash Flows -
    Six months ended June 30, 1994 and 1993 . . . . . . . . . . . . .5

  Notes to Condensed Consolidated Financial Statements. . . . . . . .6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . .7

  Report of Independent Accountants . . . . . . . . . . . . . . . . 10


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . 11



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

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                              June 30,1994   Dec. 31,1993
                                               (unaudited)
ASSETS
   Current assets
     Cash and cash equivalents. . . . . . . . .  $ 39,053     $ 74,546
     Marketable securities. . . . . . . . . . .   250,862      195,805
     Accounts receivable. . . . . . . . . . . .    16,604       31,695
     Other. . . . . . . . . . . . . . . . . . .     8,188        7,378
                                                 --------     --------
     Total current assets . . . . . . . . . . .   314,707      309,424
                                                 --------     --------
   Property and equipment
     Total cost . . . . . . . . . . . . . . . .    78,954       64,111
     Less accumulated depreciation. . . . . . .    28,211       25,611
                                                 --------     --------
     Property and equipment, net. . . . . . . .    50,743       38,500
                                                 --------     --------
   Other assets
     Patents, net . . . . . . . . . . . . . . .     7,322        7,164
     Other. . . . . . . . . . . . . . . . . . .     2,025        1,862
                                                 --------     --------
     Total other assets . . . . . . . . . . . .     9,347        9,026
                                                 --------     --------
                                                 $374,797     $356,950
                                                 ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable . . . . . . . . . . . . .  $  4,481     $  2,916
     Other current liabilities. . . . . . . . .    28,270       28,860
                                                 --------     --------
     Total current liabilities. . . . . . . . .    32,751       31,776
                                                 --------     --------
   Shareholders' equity
     Common stock . . . . . . . . . . . . . . .       328          323
     Additional paid-in capital . . . . . . . .   358,262      353,247
     Deficit. . . . . . . . . . . . . . . . . .   (16,622)     (28,462)
     Accumulated translation adjustment . . . .        78           66
                                                 --------     --------
     Total shareholders' equity . . . . . . . .   342,046      325,174
                                                 --------     --------
                                                 $374,797     $356,950
                                                 ========     ========

See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)




                                       Three Months          Six Months
                                      Ended June 30,       Ended June 30,
                                      1994      1993       1994      1993

REVENUES

 Royalties and product sales. . .    $32,793   $34,714    $73,960   $67,254
 Interest . . . . . . . . . . . .      3,986     3,140      7,599     6,021
                                     -------   -------    -------   -------
 Total revenues . . . . . . . . .     36,779    37,854     81,559    73,275
                                     -------   -------    -------   -------
EXPENSES

 Cost of sales. . . . . . . . . .      2,146     3,621      4,617     6,440
 Research and development . . . .     26,268    17,140     49,602    32,105
 General and administrative . . .      5,607     4,851     11,570     8,804
 Other. . . . . . . . . . . . . .      1,947     6,088      2,050     7,432

                                     --------- -------    -------   -------
 Total expenses . . . . . . . . .     35,968    31,700     67,839    54,781

                                     -------   -------    -------   -------
INCOME BEFORE INCOME TAXES. . . .        811     6,154     13,720    18,494

Income taxes. . . . . . . . . . .        200       510      1,880     1,590
                                     -------   -------    -------   -------
NET INCOME. . . . . . . . . . . .    $   611   $ 5,644    $11,840   $16,904
                                     =======   =======    =======   =======


NET INCOME PER SHARE. . . . . . .    $  0.02   $  0.17    $  0.34   $ $0.49
                                     =======   =======    =======   =======

Average shares outstanding. . . .     34,427    34,540     35,084    34,653
                                     =======   =======    =======   =======


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                   Six Months Ended
                                                       June 30,
                                                  1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income . . . . . . . . . . . . . . . . . . $ 11,840      $16,904
 Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation and amortization . . . . . . . .    3,646        3,411
  Write-off of investment in joint venture. . .       --        1,803
  Other . . . . . . . . . . . . . . . . . . . .    1,345         (472)
  Changes in:
    Accounts receivable . . . . . . . . . . . .   15,091          (37)
    Other current assets. . . . . . . . . . . .     (810)        (422)
    Other assets. . . . . . . . . . . . . . . .     (163)        (196)
    Accounts payable and
     other current liabilities. . . . . . . . .      975        9,750
                                                --------      -------
 Net cash provided from operating activities. .   31,924       30,741
                                                --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of marketable securities, net. . . .  (61,308)     (36,259)
 Acquisitions of property and equipment . . . .  (14,844)      (4,072)
 Additions to patents . . . . . . . . . . . . .   (1,204)      (1,745)
                                                --------      -------
 Net cash used by investing activities. . . . .  (77,356)     (42,076)
                                                --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock . . . . . . . . . . .    9,939        2,640
                                                --------      -------
 Net cash provided from financing activities. .    9,939        2,640
                                                --------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . .  (35,493)      (8,695)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD. . . . . . . . . . . . . .   74,546       85,863
                                                --------      -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD. . . . . . . . . . . . . . . . . $ 39,053      $77,168
                                                ========      =======



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

2. During the first quarter of 1994, the Company entered into an agreement with a bank to sell certain foreign based accounts receivable, with recourse, up to $14 million per quarter, which approximated the proceeds for the current quarter. The selling price is partially determined by foreign exchange rates at the end of each quarter.

3. During the second quarter of 1994, the Company received $7.1 million from the exercise of 353,600 common stock warrants issued in connection with the research and development arrangement with Biogen Medical Products Limited Partnership ("BMPLP"). Each BMPLP warrant entitled the holder to purchase one share of the Company's common stock and was exercisable at $20 per share. The BMPLP warrants expired on June 30, 1994 with the settlement period extending through July 8, 1994. BMPLP warrants for the purchase of an additional 92,200 shares were exercised during the settlement period.

4. As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify its marketable securities (all of which are debt securities) into one or more of the following categories: held-to-maturity, trading or available-for-sale. All of the Company's marketable securities are classified as available-for sale. Under this statement, these securities are recorded at fair market value and unrealized gains and losses are recorded as part of shareholders' equity. Following is a summary of marketable securities as of June 30, 1994:


                                       Fair       Unrealized     Amortized
     (dollars in thousands)            Value    Gains    Losses    Cost

     U.S. Government securities      $196,297    $ 30    $3,341  $199,608
     (average maturity of 24 months)

     Corporate debt securities         74,065      -      1,608    75,673
     (average maturity of 24 months)

     Proceeds from maturities and other sales of securities, which were reinvested, for the quarter and six months ended June 30, 1994 were $211.5 million and $459.2 million, respectively. Gross realized gains and losses on these sales were not significant.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 7

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the second quarter ended June 30, 1994, the Company reported net income of $0.6 million or $0.02 per share as compared to net income of $5.6 million or $0.17 per share in the second quarter of 1993. For the six months ended June 30, 1994, the Company had net income of $11.8 million or $0.34 per share as compared to net income of $16.9 million or $0.49 per share for the comparable period of 1993.

Total revenues for the second quarter of 1994 were $36.8 million, as compared to $37.9 million in the comparable quarter of 1993. For the current six-month period, total revenues were $81.6 million as compared to $73.3 million in 1993. Revenues for the current quarter were lower than the second quarter of 1993 due mostly to a decrease in royalties received from Schering-Plough Corporation ("Schering-Plough"), the Company's licensee for alpha interferon. Royalties from alpha interferon sales by Schering-Plough declined in the current quarter as compared to the second quarter in 1993, due primarily to lower sales in Japan. Sales in Japan declined due mostly to a 17 percent government-mandated decrease in the price of alpha interferon, effective on April 1, together with a softer overall market for the product in that country. Revenues for the current six-month period increased over the 1993 period primarily due to royalties received from Eli Lilly and Co. ("Lilly") partially offset by a decrease in royalties received from Schering-Plough. During the first quarter of 1994, the Company signed a licensing agreement with Lilly covering certain patent rights for gene expression methods. Under this agreement, Lilly paid the Company approximately $10 million in royalties that related to sales occurring before 1994. The Company, in general, expects continued increases in sales of licensed products but at lower growth rates than had been experienced during 1992 and 1993. However, there are numerous health care reform initiatives currently underway in the United States and other major pharmaceutical markets and it is not yet clear what effect, if any, these initiatives or other developments may have on product sales by the Company's licensees. In addition, these sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or licensing arrangements.

Interest income for the current quarter and six-month period increased from the comparable 1993 amounts due primarily to the higher level of invested funds.

Total expenses for the second quarter of 1994 were $36.0 million as compared to $31.7 million in the 1993 quarter. Research and development expense increased $9.1 million, due to the expanded clinical development of the Company's lead drug candidates, Hirulog (TM) thrombin inhibitor and recombinant beta interferon. Both drug candidates are in Phase II and Phase III clinical trials for a variety of indications. The Company expects its research and development costs to continue to increase as it expands the clinical programs for Hirulog (TM), recombinant beta interferon and other therapeutics. On July 26, 1994, the Company announced results of its Phase III trial of recombinant beta interferon in patients with active relapsing and relapsing remitting multiple sclerosis. The Company intends to seek licensure in the United States and market approval in Europe in the first half of 1995 and
                                                                     Page 8

will begin incurring significant additional expenses for this commercialization stage. General and administrative expenses increased by $0.8 million due mostly to higher costs related to market development efforts, legal and personnel related costs. Other expenses decreased primarily due to a charge in the prior year's quarter for a patent settlement between Schering-Plough and Genentech, Inc. ("Genentech") relating to the production of alpha interferon by Schering-Plough.

For the six-month period ended June 30, 1994, total expenses were $67.8 million as compared to $54.8 million in 1993. Research and development expenses increased $17.5 million, due to the expanded clinical development of the Company's lead drug candidates, Hirulog (TM) thrombin inhibitor and recombinant beta interferon. General and administrative expenses increased $2.8 million due mostly to higher costs related to market development efforts, legal and personnel related costs. Other expenses decreased $5.4 million primarily due to the charge related to the Genentech/Schering-Plough settlement in the second quarter of 1993.

Income tax expense for the 1994 and 1993 periods were substantially less than the amount computed at U.S. federal statutory rates because of the utilization of net operating loss carryforwards.

Financial Condition
At June 30, 1994, cash, cash equivalents and marketable securities amounted to $289.9 million, a $19.6 million increase from the $270.4 million on hand at the end of 1993. Working capital increased $4.3 million to $282.0 million. Net cash provided from operating activities for the six months ended June 30, 1994 was $31.9 million while the Company's common stock option and purchase plans provided $2.8 million. The Company also received $7.1 million in the second quarter of 1994 from the exercise of 353,600 common stock warrants issued in connection with the research and development arrangement with Biogen Medical Products Limited Partnership ("BMPLP"). Each BMPLP warrant entitled the holder to purchase one share of the Company's common stock and was exercisable at $20 per share. The BMPLP warrants expired on June 30, 1994 with the settlement period extending through July 8, 1994. BMPLP warrants for the purchase of an additional 92,200 shares were exercised during the settlement period. Outflows of cash included investments in property and equipment and patents of $16.0 million. The decrease in accounts receivable is primarily attributed to an agreement the Company entered into with a bank in the first quarter of 1994 to sell certain accounts receivable.

The Company is the general partner of BMPLP. BMPLP was formed for the development of commercial products based on gamma interferon and interleukin-2 (the "partnership products"). The Company agreed to extend the term of the development contract with BMPLP until December 31, 1994. The Company has not incurred any significant costs with respect to BMPLP in 1994 but has the option to provide up to $9.2 million to BMPLP to continue development of the partnership products.

During the fourth quarter of 1993, the Company commenced construction of a 150,000 square foot building in Cambridge, Massachusetts to house research laboratories and offices. The anticipated cost of construction, including land, is approximately $40 million. As of June 30, 1994 the Company had commitments totaling approximately $5 million on this project. Upon completion of the building in 1995, the Company has the option, subject to certain conditions, to obtain a secured term loan with a bank for up to $25 million for a period of up to ten years.

                                                                     Page 9

In the second quarter of 1994 the Company made a payment of $2.6 million to SmithKline Beecham plc ("SmithKline"), which amount had been previously reserved, in settlement of the dispute between the Company and SmithKline regarding the rate of royalties payable from international sales of hepatitis B vaccines by SmithKline. In the first quarter of 1993, SmithKline initiated arbitration in the United States regarding similar royalty provisions in a separate agreement governing sales of hepatitis B vaccines by SmithKline in the United States. The amount in dispute as of June 30, 1994 was approximately $16 million. The Company believes that an adverse ruling in the United States is not probable.

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

                                                                    Page 10
With respect to the unaudited condensed consolidated financial information of Biogen, Inc. and its subsidiaries at June 30, 1994 and for the three month and six month periods ended June 30, 1994 and 1993, Price Waterhouse reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 18, 1994 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biogen, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biogen, Inc. and its subsidiaries as of June 30, 1994, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 1994 and 1993 and of cash flows for the six month periods ended June 30, 1994 and 1993. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted audit standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Price Waterhouse
- - ---------------------
Boston, Massachusetts
July 18, 1994
                        PART II - OTHER INFORMATION                 Page 11


Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The information set forth in this Item 4 relates to matters submitted to a vote of the holders of Common Stock held at the Annual Meeting of Stockholders of Biogen, Inc. on June 3, 1994.

     (b) Not Applicable

     (c) A proposal (i) to elect Alexander G. Bearn, Harold W. Buirkle and James L. Vincent to serve for three year terms ending in 1997 and until their successors are duly elected and qualified and (ii) to elect Phillip A. Sharp to serve for a two-year term ending in 1996 and until his successor is duly elected and qualified was approved with the following vote:

               Nominee                     For              Against
               Alexander G. Bearn       28,819,501          464,555
               Harold W. Buirkle        28,812,585          471,471
               James L. Vincent         28,829,792          454,264
               Phillip A. Sharp         28,861,387          422,669

         A proposal to ratify the selection of Price Waterhouse as the Company's independent accountants for the fiscal year ending December 31, 1994 was approved with 29,186,540 affirmative votes and 19,976 negative votes cast along with 77,540 abstentions.

     (d) Not applicable


Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 11        Computation of Earnings per Share.
         No. 15        Letter from Price Waterhouse.

     (b) There were no reports on Form 8-K filed for the quarter ended June 30, 1994.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIOGEN, INC.



Dated:  August 11, 1994                        /s/Timothy M. Kish
                                        ----------------------------------
                                                 Timothy M. Kish
                                           Vice President-Finance and
                                             Chief Financial Officer

                                EXHIBITS



Index to Exhibits.


      No. 11      Computation of Earnings per Share.

      No. 15      Letter from Price Waterhouse.