Form 10-Q
period 1994-09-30
BIOGEN INC
filed 1994-11-14
CIK 714655

**This conforming paper format document is being submitted pursuant to rule 901(d) of regulation S-T.

                    SECURITIES AND EXCHANGE COMMISSION    Total Pages-   16
                          WASHINGTON, D.C. 20549          Exhibit Index- 11


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1994

                                    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

                      Commission File Number 0-12042



                               BIOGEN, INC.


          (Exact name of registrant as specified in its charter)


            Massachusetts                           04-3002117
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

 14 Cambridge Center, Cambridge, MA                    02142
(Address of principal executive offices)            (Zip Code)


    Registrant's telephone number, including area code:  (617) 679-2000

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
                             Yes  X    No

    Number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1994:

    Common Stock, par value $0.01                   33,097,951
        (Title of each class)                   (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets -
    September 30, 1994 and December 31, 1993. . . . . . . . . . . . .3

  Condensed Consolidated Statements of Income -
    Three months and nine months ended September 30, 1994 and 1993. .4

  Condensed Consolidated Statements of Cash Flows -
    Nine months ended September 30, 1994 and 1993 . . . . . . . . . .5

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

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                               Sep.30,1994   Dec. 31,1993
                                               (unaudited)
ASSETS
   Current assets
     Cash and cash equivalents. . . . . . . . .  $ 65,510     $ 74,546
     Marketable securities. . . . . . . . . . .   226,628      195,805
     Accounts receivable. . . . . . . . . . . .     9,870       31,695
     Other. . . . . . . . . . . . . . . . . . .     7,830        7,378
                                                 --------     --------
     Total current assets . . . . . . . . . . .   309,838      309,424
                                                 --------     --------
   Property and equipment
     Total cost . . . . . . . . . . . . . . . .    89,590       64,111
     Less accumulated depreciation. . . . . . .    29,699       25,611
                                                 --------     --------
     Property and equipment, net. . . . . . . .    59,891       38,500
                                                 --------     --------
   Other assets
     Patents, net . . . . . . . . . . . . . . .     7,582        7,164
     Other. . . . . . . . . . . . . . . . . . .     1,949        1,862
                                                 --------     --------
     Total other assets . . . . . . . . . . . .     9,531        9,026
                                                 --------     --------
                                                 $379,260     $356,950
                                                 ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable . . . . . . . . . . . . .  $  4,995     $  2,916
     Other current liabilities. . . . . . . . .    53,534       28,860
                                                 --------     --------
     Total current liabilities. . . . . . . . .    58,529       31,776
                                                 --------     --------
   Shareholders' equity
     Common stock . . . . . . . . . . . . . . .       331          323
     Additional paid-in capital . . . . . . . .   363,384      353,247
     Deficit. . . . . . . . . . . . . . . . . .   (43,043)     (28,462)
     Accumulated translation adjustment . . . .        59           66
                                                 --------     --------
     Total shareholders' equity . . . . . . . .   320,731      325,174
                                                 --------     --------
                                                 $379,260     $356,950
                                                 ========     ========

See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)




                                       Three Months          Nine Months
                                      Ended Sep. 30,       Ended Sep. 30,
                                      1994      1993       1994      1993

REVENUES

 Royalties and product sales. . .  $ 27,733  $33,942   $101,693   $101,196
 Interest . . . . . . . . . . . .     4,079    3,363     11,678      9,384
                                   --------  -------   --------   --------
 Total revenues . . . . . . . . .    31,812   37,305    113,371    110,580
                                   --------  -------   --------   --------
EXPENSES

 Cost of sales. . . . . . . . . .     2,200    2,841      6,817      9,281
 Research and development . . . .    22,864   18,755     72,466     50,860
 General and administrative . . .     5,558    4,229     17,128     13,033
 Other. . . . . . . . . . . . . .    27,411     (125)    29,461      7,307
                                   --------- -------   --------   --------
Total expenses. . . . . . . . . .    58,033   25,700    125,872     80,481
                                   --------  -------   --------   --------

INCOME (LOSS) BEFORE INCOME TAXES   (26,221)  11,605    (12,501)    30,099

Income taxes. . . . . . . . . . .       200      330      2,080      1,920
                                   --------  -------   --------   --------
NET INCOME (LOSS) . . . . . . . .  $(26,421) $11,275   $(14,581)  $ 28,179
                                   ========  =======   ========   ========


NET INCOME (LOSS) PER SHARE . . .  $  (0.80) $  0.33   $  (0.45)  $   0.82
                                   ========  =======   ========   ========

Average shares outstanding. . . .    33,021   34,337     32,660     34,548
                                   ========  =======   ========   ========


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                   Nine Months Ended
                                                     September 30,
                                                  1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss). . . . . . . . . . . . . . . $(14,581)     $28,179
 Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation and amortization . . . . . . . .    5,694        5,042
  Write-off of investment in joint venture. . .       --        1,803
  Other . . . . . . . . . . . . . . . . . . . .    2,274         (618)
  Changes in:
    Accounts receivable . . . . . . . . . . . .   21,825          281
    Other current assets. . . . . . . . . . . .     (452)         417
    Other assets. . . . . . . . . . . . . . . .      (87)         215
    Accounts payable and
     other current liabilities. . . . . . . . .   26,753        4,118
                                                --------      -------
 Net cash provided from operating activities. .   41,426       39,437
                                                --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of marketable securities, net. . . .  (37,683)     (45,835)
 Acquisitions of property and equipment . . . .  (25,480)      (6,657)
 Additions to patents . . . . . . . . . . . . .   (2,024)      (2,080)
                                                --------      -------
 Net cash used by investing activities. . . . .  (65,187)     (54,572)
                                                --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock . . . . . . . . . . .   14,725        4,124
                                                --------      -------
 Net cash provided from financing activities. .   14,725        4,124
                                                --------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . .   (9,036)     (11,011)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD. . . . . . . . . . . . . .   74,546       85,863
                                                --------      -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD. . . . . . . . . . . . . . . . . $ 65,510      $74,852
                                                ========      =======



See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report. Interim results are not necessarily indicative of the operating results for the full year.

2. During the first quarter of 1994, the Company entered into an agreement with a bank to sell certain foreign based accounts receivable, with recourse, up to $14 million per quarter. The selling price is partially determined by foreign exchange rates at the end of each quarter.

3. During the second and third quarters of 1994, the Company received $10.4 million from the exercise of 517,900 common stock warrants issued in connection with the research and development arrangement with Biogen Medical Products Limited Partnership ("BMPLP"). Each BMPLP warrant entitled the holder to purchase one share of the Company's common stock and was exercisable at $20 per share. The BMPLP warrants expired on June 30, 1994, with the settlement period extending through July 8, 1994.

4. During the third quarter of 1994, the Company incurred a pre-tax charge to other expenses of $25 million as a result of its decision to discontinue its major activities associated with Hirulog(TM) development. The charge relates entirely to third-party expenses associated with the manufacturing of drug supplies and wind-down of clinical trial activities.

5. As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify its marketable securities (all of which are debt securities) into one or more of the following categories: held-to-maturity, trading or available-for-sale. All of the Company's marketable securities are classified as available-for-sale. Under this statement, these securities are recorded at fair market value and unrealized gains and losses are recorded as part of shareholders' equity. Following is a summary of marketable securities as of September 30, 1994:
                                       Fair       Unrealized     Amortized
     (dollars in thousands)            Value    Gains    Losses    Cost

     U.S. Government securities      $198,219    $ 33    $3,150  $201,336
     (average maturity of 18 months)

     Corporate debt securities         68,738      -      1,465    70,203
     (average maturity of 18 months)

     Proceeds from maturities and other sales of securities, which were reinvested, for the quarter and nine months ended September 30, 1994 were $135.0 million and $594.2 million, respectively. Gross realized gains and losses on these sales were not significant.


                         BIOGEN, INC. AND SUBSIDIARIES                 Page 7

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the third quarter ended September 30, 1994, the Company reported a net loss of $26.4 million or $0.80 per share as compared to net income of $11.3 million or $0.33 per share in the third quarter of 1993. For the nine months ended September 30, 1994, the Company had a net loss of $14.6 million or $0.45 per share as compared to net income of $28.2 million or $0.82 per share for the comparable period of 1993.

Total revenues for the third quarter of 1994 were $31.8 million, as compared to $37.3 million in the comparable quarter of 1993. For the current nine-month period, total revenues were $113.4 million as compared to $110.6 million in 1993. Revenues from royalties and product sales for the current quarter were lower than the third quarter of 1993 due mostly to a decrease in royalties received from Schering-Plough Corporation ("Schering-Plough"), the Company's licensee for alpha interferon.
Royalties from alpha interferon sales declined in the current quarter as compared to the third quarter in 1993, due primarily to lower sales in Japan, which were driven by a 17 percent government-mandated decrease in the price of alpha interferon, effective on April 1, 1994, together with a softer overall market for the product in that country. Royalties and product sales for the current nine-month period were approximately the same level as the 1993 period. The decrease in royalties received from Schering-Plough in the current nine month period was offset by royalties received from Eli Lilly and Co. ("Lilly"). During the first quarter of 1994, the Company signed a licensing agreement with Lilly covering certain patent rights for gene expression methods. Under this agreement, Lilly paid the Company approximately $10 million in royalties that related to sales occurring before 1994. In the near term, the Company expects overall sales of licensee products to continue at current levels or increase slightly although royalty income may fluctuate depending on changes in sales volumes for specific products. However, there are numerous health care reform initiatives currently underway in the United States and other major pharmaceutical markets and it is not yet clear what effect, if any, these initiatives or other developments may have on product sales by the Company's licensees. In addition, these sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or licensing arrangements.

Interest income for the current quarter and nine-month period increased from the comparable 1993 amounts due primarily to higher interest rates and levels of invested funds.

Total expenses for the third quarter of 1994 were $58.0 million as compared to $25.7. million in the 1993 quarter. Research and development expense increased $4.1 million, primarily due to increased regulatory work, development costs and clinical expenses of Hirulog (TM) thrombin inhibitor and recombinant beta interferon. On July 26, 1994, the Company announced the results of its Phase III trial of recombinant beta interferon in patients with active relapsing and relapsing remitting multiple sclerosis. The Company intends to seek licensure for this product in the United States and market approval in Europe in the first half of 1995. On October 31, 1994, the Company announced the completion of preliminary analysis of the results of its Phase III trial for Hirulog (TM) thrombin inhibitor in
                                                                     Page 8
angioplasty and that the drug did not achieve its primary efficacy endpoint. As a result, the Company has decided to discontinue its major activities associated with Hirulog (TM) development. The Company currently does not intend to develop and market Hirulog (TM) independently but will seek a marketing partner for the drug. The Company currently expects that, as a result of its decision regarding Hirulog (TM), research and development expense will decline in the near term as compared to the third quarter of 1994. General and administrative expenses increased by $1.3 million due mostly to higher costs related to market development efforts, legal and personnel related costs. Other expenses increased by $27.5 million and includes a pre-tax charge of $25 million as a result of the Company's decision to discontinue its major activities associated with Hirulog (TM) development. The charge relates entirely to third-party expenses associated with the manufacturing of drug supplies and wind-down of clinical trial activities. Other expenses also increased due to the impact of foreign exchange losses associated with the sale of certain accounts receivable, as well as losses on sales of marketable securities.

For the nine-month period ended September 30, 1994, total expenses were $125.9 million as compared to $80.5 million in 1993. Research and development expenses increased $21.6 million, primarily due to increased regulatory work, development costs and clinical expenses of Hirulog (TM) thrombin inhibitor and recombinant beta interferon. General and administrative expenses increased $4.1 million due mostly to higher costs related to market development efforts, legal and personnel related costs. Other expenses increased $22.2 million and includes the pre-tax charge of $25 million for discontinuing major Hirulog (TM) development activities. The 1994 amount also includes losses from the sale of certain marketable securities and impacts of foreign exchange associated with the sale of certain accounts receivable, while the 1993 amount includes higher charges related to the Genentech, Inc./Schering-Plough patent settlement relating to the production of recombinant alpha interferon by Schering-Plough and the wind-down of the Company's fifty percent owned European joint venture.

Income tax expense for the 1994 and 1993 periods were substantially less than the amount computed at U.S. federal statutory rates because of the utilization of net operating loss carryforwards.

Financial Condition
At September 30, 1994, cash, cash equivalents and marketable securities amounted to $292.1 million, a $21.7 million increase from the $270.4 million on hand at the end of 1993. Working capital decreased $26.3 million to $251.3 million. Net cash provided from operating activities for the nine months ended September 30, 1994 was $41.4 million while the Company's common stock option and purchase plans provided $4.3 million.
The Company also received $10.4 million during the second and third quarters of 1994 from the exercise of 517,900 common stock warrants issued in connection with the research and development arrangement with Biogen Medical Products Limited Partnership ("BMPLP"). Each BMPLP warrant entitled the holder to purchase one share of the Company's common stock and was exercisable at $20 per share. The BMPLP warrants expired on June 30, 1994 with the settlement period extending through July 8, 1994. Outflows of cash included investments in property and equipment and patents of $27.5 million. The decrease in accounts receivable is primarily attributed to an agreement the Company entered into with a bank in the first quarter of 1994 to sell certain foreign based accounts receivable and a lower level of royalties.


                                                                     Page 9
The Company is the general partner of BMPLP. BMPLP was formed for the development of commercial products based on gamma interferon and interleukin-2. The Company agreed to extend the term of the development contract with BMPLP until December 31, 1994. The Company has not incurred any significant costs with respect to BMPLP in 1994 and does not intend to incur any significant costs, but has the option to provide additional funding up to $9.2 million.

During the fourth quarter of 1993, the Company commenced construction of a 150,000 square foot building in Cambridge, Massachusetts to house research laboratories and offices. The anticipated cost of construction, including land, is approximately $40 million. As of September 30, 1994, the Company had commitments totaling approximately $5 million on this project. Upon completion of the building in 1995, the Company has the option, subject to certain conditions, to obtain a secured term loan with a bank for up to $25 million for a period of up to ten years.

As of November 11, 1994, a total of five class action lawsuits were initiated against the Company and several of its directors and officers in the United States District Court for the District of Massachusetts. The lawsuits generally allege that the Company and the named directors and officers violated federal securities laws in connection with the Company's public disclosures, including disclosures relating to its Hirulog (TM) thrombin inhibitor. The plaintiffs seek damages in unspecified amounts.

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

                                                                    Page 10
With respect to the unaudited condensed consolidated financial information of Biogen, Inc. and its subsidiaries at September 30, 1994 and for the three month and nine month periods ended September 30, 1994 and 1993, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 27, 1994 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.
                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biogen, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biogen, Inc. and its subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1994 and 1993 and of cash flows for the nine month periods ended September 30, 1994 and 1993. This financial information is the responsibility of the Company's management.

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

/s/ Price Waterhouse LLP
- - - ------------------------
Boston, Massachusetts
October 27, 1994
                        PART II - OTHER INFORMATION                 Page 11




Item 1 - Legal Proceedings

     As of November 11, 1994, a total of five class action lawsuits were initiated against the Company and several of its directors and officers in the United States District Court for the District of Massachusetts. The lawsuits generally allege that the Company and the named directors and officers violated federal securities laws in connection with the Company's public disclosures, including disclosures relating to its Hirulog (TM) thrombin inhibitor. The plaintiffs seek damages in unspecified amounts.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 11        Computation of Earnings per Share.
         No. 15        Letter from Price Waterhouse LLP.

     (b) There were no reports on Form 8-K filed for the quarter ended September 30, 1994.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIOGEN, INC.



Dated:  November 14, 1994                      /s/Timothy M. Kish
                                        ----------------------------------
                                                 Timothy M. Kish
                                           Vice President-Finance and
                                             Chief Financial Officer

                                 EXHIBITS                           Page 12



Index to Exhibits.


      No. 11      Computation of Earnings per Share.

      No. 15      Letter from Price Waterhouse LLP.