Form 10-K
period 1994-12-31
BIOGEN INC
filed 1995-03-08
CIK 714655

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                       (Mark One)

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994

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

       Registrant's telephone number, including area code: (617) 679-2000


        Securities registered pursuant to Section 12(b) of the Act: None


  Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
$.01 par value

             (Title of class)


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

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at February 24, 1995: $1,339,203,910 (excludes shares held by directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at February 24, 1995: 33,176,843 shares.


                      Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report, and portions of the Registrant's 1994 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.
PART I

Item 1.
Business

     Biogen, Inc. ("Biogen" or the "Company") is a biopharmaceutical company principally engaged in the business of developing and manufacturing drugs for human health care through genetic engineering. Biogen currently derives revenues from a number of products sold by licensees around the world. During 1994, Biogen's licensees generated total sales of approximately $1.7 billion from these products. In the future, Biogen expects to derive additional revenues from sales of proprietary products which Biogen will market. Biogen's leading product candidate is recombinant beta interferon, a protein being developed for use as a therapy for multiple sclerosis. A Phase III clinical trial of recombinant beta interferon in patients with multiple sclerosis was completed in 1994. The Company intends to seek a license in the United States and market approval in the countries of the European Union for beta interferon in the first half of 1995.

     Biogen focuses its research and development efforts on areas where it has particular scientific and competitive strengths: inflammatory diseases, respiratory diseases and certain cancers and viruses. Biogen is conducting preclinical tests on three anti-inflammatory product candidates from its T-cell activation, T-cell/B-cell interaction and cell adhesion programs. These product candidates are being tested for therapeutic uses in a broad range of acute and chronic inflammatory and autoimmune diseases. Biogen is also conducting preclinical tests on an antimucolytic agent for treatment in cystic fibrosis and several other pulmonary diseases. In addition, Biogen has earlier-stage research programs directed toward finding therapies for renal failure and restenosis and developing products for human gene therapy.

Biogen Proprietary Products and Major Research Programs

     Biogen's research is focused on biological systems and processes where its scientific expertise in molecular biology, cell biology, immunology and protein chemistry can lead to a greater understanding of disease processes and, as a result, to the creation of new pharmaceuticals. Biogen selects product candidates from its research programs to test in clinical trials, focusing its efforts on those agents which it believes have the greatest potential competitive advantages and large commercial markets. Described below are Biogen's beta interferon product and major research programs.

     Recombinant Beta Interferon

     Natural beta interferon is a protein produced by fibroblast cells in response to viral infection. Biogen is developing recombinant beta interferon for use as a therapy in multiple sclerosis. Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and in some cases death. Patients with active relapsing multiple sclerosis experience an uneven pattern of disease progression, characterized by periods of stability interrupted by flareups of the disease after which the patient returns to a new baseline of functioning. In July 1994, Biogen announced the results of a Phase III clinical trial in the United States of recombinant beta interferon for the treatment of multiple sclerosis. Based on the data from the trial, which was sponsored by the National Institutes of Health, recombinant beta interferon appeared to slow the progression of disability and to reduce the number of flareups of the disease in patients with active relapsing multiple sclerosis. Biogen intends to seek a license in the United States and market approval in the countries of the European Union for recombinant beta interferon in the first half of 1995. As part of its world-wide strategy to commercialize recombinant beta interferon, Biogen transferred manufacture of the product from its former joint venture in Europe to a production facility in Cambridge. The Company uses a different production process at the Cambridge facility and is conducting bio-equivalency studies in a small number of healthy human volunteers, comparing the drug manufactured in Europe and the drug manufactured in Cambridge. See also "Patents and Other Proprietary Rights."

     Major Research Programs


          Inflammation Program

     Biogen scientists have been working to understand the activities of white blood cells involved in the inflammation process. Biogen has focused on two events central to inflammation: (1) the activation of T-cells, specialized white blood cells which initiate and control the immune response; and
(2) the adhesion of white blood cells to the endothelium (blood vessel walls) and their migration through the endothelium into surrounding tissues where they cause inflammation. Activation and adhesion of white blood cells depend upon the binding of pairs of receptor molecules which appear on the surface of white blood cells and endothelial cells. When these pairs of receptors bind together, their interactions create cellular "pathways" for activation and adhesion events. Biogen has investigated several of these cellular pathways and identified new receptors in certain of these pathways.

     Based on its research, Biogen has selected three cellular pathways as the promising points of therapeutic intervention to prevent inflammation: (1) the LFA-3/CD2 pathway, which activates T-cells, (2) the VCAM-1/VLA-4 pathway, which is necessary for the adhesion of several types of white blood cells to endothelial cells, and (3) the CD40L/CD40 pathway, which activates B-cells which produce antibodies. Biogen believes that products which interrupt these pathways will block the inflammation process at an early stage, thus preventing tissue damage more effectively than currently available therapies. Moreover, such products should result in selective inhibition of the immune system, rather than the broad suppression associated with many therapies currently available or under development. In in vitro and in vivo experiments the product candidates from the inflammation program have shown promising inhibitory effects. The Company expects to commence Phase I clinical trials of at least one product candidate from the inflammation program by 1996.


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


          Other Research Programs

     As part of its further research efforts, Biogen is investigating the use of growth factors to prevent or treat the degeneration of the kidney which results from renal failure, methods of preventing restenosis and various human gene therapies.


     Research Costs

     During 1994, 1993 and 1992, Biogen's research and development costs were approximately $91.2 million, $79.3 million and $60.4 million, respectively.

     There can be no assurance that any of the products described above or resulting from Biogen's research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.


Principal Products Being Marketed or Developed by Biogen
Licensees

     Intron  A Alpha Interferon

     Alpha interferon is a naturally occurring protein produced by normal white blood cells. Biogen has been granted patents in the United States and in Europe covering the production of alpha interferons through recombinant DNA techniques and has applications pending in numerous other countries. See "Patents and Other Proprietary Rights." Biogen's worldwide licensee for recombinant alpha interferon, Schering-Plough Corporation ("Schering-Plough"), first began commercial sales of its Intron
A brand of alpha interferon in the United States in 1986 for hairy-cell leukemia. Schering-Plough now sells Intron A in more than 60 countries for more than 16 indications, including hepatitis B, hepatitis C, genital warts and Kaposi's sarcoma.

     Sales of Intron A by Schering-Plough were $426 million in 1994, the majority of which were generated outside the United States. Currently the largest market for Intron A is in Japan for the treatment of hepatitis C. In 1994, Japan instituted a 17% government-mandated decrease in the price of alpha interferon and imposed restrictions on off-label use. The United States Food and Drug Administration ("FDA") has approved Intron A for the treatment of hepatitis B and hepatitis C in the United States. Schering-Plough has undertaken studies using Intron A for a number of additional indications. These include late phase studies of Intron A for the treatment of chronic myelogenous leukemia, bladder cancer, non-Hodgkin's lymphoma, malignant melanoma, and head and neck cancer, and earlier phase trials for Crohn's disease and as a therapy for patients with HIV infection. Royalties from Schering-Plough accounted for approximately 40% of Biogen's revenues (excluding interest) in 1994.

     Hepatitis B Vaccines and Diagnostics

     Hepatitis B is a blood-borne disease which causes a serious infection of the liver and substantially increases the risk of liver cancer. More than 250 million people worldwide have chronic hepatitis B virus infections. Biogen holds several important patents related to hepatitis B antigens produced by genetic engineering techniques. See "Patents and Other Proprietary Rights." These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. In total, sales of hepatitis B vaccines and diagnostic products by Biogen licensees exceeded $1.0 billion in 1994.

          Hepatitis B Vaccines

     At least 20 countries around the world, including the United States, recommend vaccination against hepatitis B for all infants. The United States Centers for Disease Control and the American Academy of Pediatrics have also recommended universal immunization of ten-year-old children and at-risk adolescents.
In 1994, France instituted a vaccination program for infants and adolescents. The United States Occupational Safety and Health Administration has recommended that all persons with an occupational exposure to blood and other infectious material receive the hepatitis B vaccine.

     SmithKline Beecham Biologicals s.a. ("SmithKline") and Merck & Co., Inc. ("Merck") are the two major worldwide marketers of hepatitis B vaccines. Biogen has licensed to SmithKline exclusive rights under Biogen's hepatitis B patents to market hepatitis B vaccines in the major countries of the world, excluding Japan. SmithKline's vaccine is approved in the United States and in over 60 other countries. In 1990, SmithKline and Biogen entered into a sublicense arrangement with Merck under which Biogen currently receives royalties. Royalties from SmithKline and Merck together accounted for approximately 42% of Biogen's revenues (excluding interest) in 1994. Biogen has also licensed rights under its hepatitis B patents to Merck and The Green Cross Corporation non-exclusively in Japan.

     In 1994, the English Chancery Court upheld the favorable decision received by SmithKline in a foreign arbitration with Biogen regarding the rate of royalties payable under the agreement between the parties governing non-U.S. sales of hepatitis B vaccines by SmithKline. As a result, Biogen made a payment of $2.6 million to SmithKline in 1994. In 1993, SmithKline initiated arbitration in the United States regarding similar royalty provisions in a separate agreement governing sales of hepatitis B vaccines by SmithKline in the United States. The Company believes that a decision in the United States similar to the foreign arbitration decision is not probable.


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

     Gamma Interferon

     Gamma interferon is a protein produced by cells of the immune system. Biogen developed a recombinant gamma interferon for Biogen Medical Products Limited Partnership ("BMPLP") under a development agreement with BMPLP. In Japan, Biogen's licensee, Shionogi & Co., Ltd. ("Shionogi"), markets recombinant gamma interferon under the trademark Imunomax -Gamma for renal cell carcinoma. Biogen supplies Shionogi with its clinical and commercial needs for recombinant gamma interferon. In general, gamma interferon has experienced disappointing results in clinical trials for tested indications.


     Other Products

     During the first quarter of 1994, Biogen entered into a license agreement with Eli Lilly and Company ("Lilly") under which Biogen granted Lilly rights under certain of Biogen's patents related to gene expression. Lilly uses the patented vectors and methods in several products that are on the market or in development. Under the license agreement Biogen receives royalties on sales of these products. Upon execution of the license agreement, Lilly paid Biogen approximately $10 million in royalties related to sales which occurred prior to 1994.

Hirulog  Thrombin Inhibitor

     In October 1994, Biogen decided to discontinue its major activities associated with development of its Hirulog thrombin inhibitor, based on the results of the Phase III trial of Hirulog in angioplasty. Although positive efficacy benefits were seen in selected patient populations, the trial results failed to demonstrate a significant positive effect, compared to the heparin control, on the primary efficacy end- point in the overall patient population. Hirulog appeared to demonstrate efficacy equivalent to the heparin control, although patients treated with Hirulog had a more than 50% lower incidence of major bleeding complications. Biogen is seeking a marketing partner for Hirulog .

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

     Recombinant Alpha Interferon

     Biogen has more than 50 patents in countries around the world, including the United States and countries of the European Patent Office, covering the production of recombinant alpha interferons. Biogen continues to seek related patents in the United States and other countries.

     Four infringement suits have been filed in Biogen's name to enforce its non-US alpha interferon patents. The first suit was filed in Vienna, Austria against Boehringer Ingelheim Zentrale GmbH ("BI") and two of its subsidiaries. The Austrian Court has stayed Biogen's infringement case pending a decision by the Austrian Patent Office on BI's petition to revoke Biogen's European (Austrian) patent on grounds peculiar to Austrian law. Biogen expects an initial decision from the Austrian Patent Office in mid 1995. A final decision is unlikely before early 1996. The second suit was filed in Dusseldorf, Germany against Dr. Karl Thomae GmbH and two other BI companies. The German trial and appeal courts ruled in favor of Biogen and have enjoined Thomae from the further manufacture, use or sale of recombinant alpha-2(c) interferon. The third suit was filed in Warsaw, Poland against Boehringer Ingelheim Pharma GmbH ("BI Pharma"). Biogen expects a trial in early 1996 in Poland. The fourth suit was filed in June 1994 in Tokyo, Japan against Amgen Limited. The suit seeks to enjoin Amgen from its clinical testing and planned commercialization of consensus interferon. Biogen does not expect a decision in this case before 1997.

     Recombinant Hepatitis B Antigens

     Biogen has more than 75 patents in countries around the world, including three in the United States and two in countries of the European Patent Office, and several patent applications, covering the recombinant production of hepatitis B surface, core and "e" antigens. Biogen continues to seek related patents in the United States and other countries.

     Biogen's first European hepatitis B patent was opposed by five companies. The Opposition Division of the European Patent Office maintained the patent over those oppositions. Two of the opponents appealed the Opposition Division's decision to the Technical Board of Appeal, which is the final arbiter of European oppositions. In June 1994, the Technical Board maintained Biogen's patent in amended form.

     Biogen's second European hepatitis B patent was opposed by four companies. In 1992, the Opposition Division held that Biogen's second European hepatitis B patent lacked inventive step. Biogen appealed this decision to the Technical Board of Appeal. In July 1994, the Technical Board reversed the Opposition Division and maintained the Biogen patent.

     Biogen has filed three infringement suits to enforce its hepatitis B patents, in England against Medeva plc ("Medeva"), in Israel against Bio-Technology General (Israel) Ltd. ("BTG"), and in Singapore against Scitech Medical Products Pte Ltd. and Scitech Genetics Pte Ltd. The action against Medeva seeks to enjoin Medeva's planned production and distribution of a hepatitis B vaccine. In November 1993, the United Kingdom High Court of Justice ruled in favor of Biogen and enjoined Medeva from infringement of one of Biogen's European (UK) patents. The Court then stayed the injunction pending Medeva's appeal. In October 1994, the United Kingdom Court of Appeal reversed the High Court and held the Biogen patent to be invalid. Biogen has received provisional leave from the United Kingdom House of Lords to appeal this decision. If the House of Lords withdraws the leave to appeal or does not reverse the decision of the Court of Appeal and hold the Biogen patent valid and infringed, the Biogen hepatitis B patent will no longer be enforceable in the United Kingdom or in any of the various United Kingdom patent registration countries. In 1992, BTG brought an action against Biogen seeking a compulsory license under Biogen's Israeli hepatitis B patent and Biogen filed an infringement suit against BTG, seeking to enjoin BTG's planned production, sale and distribution of hepatitis B vaccine. Both cases are continuing in Israel. In 1993, Biogen sued Scitech Products and Scitech Genetics in Singapore. Since Singapore is a United Kingdom patent registration country, Biogen's continued prosecution of this case depends on a favorable outcome in the United Kingdom House of Lords on Biogen's appeal of the decision holding Biogen's European (UK) patent invalid.


     Recombinant Beta Interferon

     The European Patent Office and certain countries have granted patents to Biogen covering the recombinant production of beta interferon. In other countries, including the United States, Biogen has filed patent applications and continues to seek patents covering the recombinant production of beta interferon and related technology.

     Biogen's European patent was opposed by one company. In December 1993, the European Patent Office's Opposition Division dismissed the opposition and maintained Biogen's patent. The opponent appealed this decision to the Technical Board of Appeal. Biogen expects a decision on the appeal in early 1996. In the United States, Biogen's claims to key intermediates in the recombinant production of beta interferon were involved in an interference to determine who was the first to invent those intermediates in the United States. Priority of invention was awarded to another party in the interference. Biogen's pending United States claims to the production of recombinant beta interferon were not part of that interference. Prosecution of these claims continues.

     Other parties have also filed patent applications in various countries covering the recombinant production of beta interferon, and, in particular, key intermediates in that production, as well as beta interferon itself. One such party has been granted several patents in the European Patent Office and in certain countries on these key intermediates. The same party was awarded priority to those intermediates in the United States interference. Biogen has obtained non-exclusive rights to manufacture, use and sell recombinant beta interferon under these patents in various countries of the world, including the United States, Japan and most European countries. Another party has been granted various patents in the United States and in other countries on beta interferon itself. Biogen has obtained worldwide, non-exclusive rights under these patents to make, use and sell recombinant beta interferon. Two other patents issued in 1994 to competitors of Biogen with claims related to beta interferon; one in the United States and one in the European Patent Office. With respect to the United States patent, Biogen believes there are substantial issues of validity, enforceability and scope of claims. With respect to the European patent, Biogen has been aware of it for many years and believes that it has no applicability to Biogen's recombinant beta interferon product. Biogen does not believe that either patent will prevent its commercialization of recombinant beta interferon for the treatment of multiple sclerosis.

     Recombinant Gamma Interferon

     In 1988 and 1990, Genentech, Inc. ("Genentech") was granted several patents in the United States and Europe claiming recombinant gamma interferon and intermediates and methods for
the production of recombinant gamma interferon.   In January
1990, Genentech and Biogen and BMPLP entered into a cross-license agreement under which Genentech and Biogen/BMPLP each licensed to the other its United States patent rights relating to certain gamma interferons and their intermediates and processes of production for certain fields of use. At the same time, Biogen granted Genentech a non-exclusive worldwide sublicense for certain proteins under certain of its licensed process patents relating to the secretion of proteins. Biogen opposed the Genentech European gamma interferon patent in the European Patent Office. The European Patent Office maintained the Genentech patent in a decision that cannot be appealed.

     Other Patents

     In January 1994, Biogen filed suit in Osaka, Japan, against Sumitomo Pharmaceutical Co., Ltd. ("Sumitomo"). The suit seeks to enjoin Sumitomo from importing and selling its recombinant human growth hormone products in Japan. Biogen believes that these products are made by a process that infringes certain of its licensed patents relating to the secretion of proteins. Biogen does not expect a decision in the case until 1997.

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

     Much competition is directed towards establishing proprietary positions through research and development. A key aspect of such competition is recruiting and retaining qualified scientists and technicians. Biogen believes that it has been successful in attracting skilled and experienced scientific personnel. Biogen believes that leadership in the industry will be based on managerial and technological superiority and may be influenced significantly by patents and other forms of protection of proprietary information. See "Patents and Other Proprietary Rights". The achievement of such a position depends upon Biogen's ability to attract and retain skilled and experienced personnel, its ability to identify and exploit commercially the products resulting from biotechnology and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing.

     Many of Biogen's competitors are working to develop products similar to those under development by Biogen. The timing of the entry of a new pharmaceutical product into the market can be an important factor in determining the product's eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Moreover, for certain diseases with limited patient populations, the FDA is prevented under the Orphan Drug Act, for a period of seven years, from approving more than one application for the "same" product for a single orphan drug designation, unless a later product is considered clinically superior. Accordingly, the relative speed with which Biogen can develop products, complete the testing and approval process and supply commercial quantities of the product to the market is expected to have an important impact on Biogen's competitive position. In addition, competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, reliability, availability and price.

Regulation

     Biogen's current and contemplated activities and the products and processes that will result from such activities are and will be subject to substantial government regulation.

     Before new pharmaceutical products may be sold in the United States and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. These clinical trial programs generally involve a three-phase process. Typically, in Phase I, trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug distribution and metabolism. In Phase II, trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages, expand evidence of the safety profile and, perhaps, determine preliminary efficacy. In Phase III, large scale, comparative trials are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies. The receipt of regulatory approvals often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense.

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

     In the United States, the federal government regularly considers reforming health care coverage and costs. Resulting legislation or regulatory actions may have a significant effect on the Company's business. Biogen's ability to commercialize successfully human pharmaceutical products also may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Currently, substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

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

Employees

     At January 1, 1995, Biogen employed 433 full-time employees, of whom 78 held Ph.D. and/or M.D. degrees. Of the 433 employees, 169 were engaged in, or directly supported, research and development and 128 were involved in, or directly supported, manufacturing, quality assurance/quality control, regulatory, medical operations and preclinical and clinical development. Biogen maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States, including the eight outside members of its Scientific Board.

Item 2.
Properties

     Substantially all of Biogen's facilities are located in Cambridge, Massachusetts, where the Company leases a total of approximately 220,000 square feet of office and research and development space in all or part of five buildings. Most of the Company's operations are contained in a 67,000 square foot building housing a pilot production plant, laboratories and office space, in a building with 64,000 square feet of space containing laboratories, purification and aseptic bottling facilities and office space, in a multitenant building where the Company occupies approximately 54,000 square feet of office space and in a 17,000 square foot building designed for specialized research laboratories. The leases for these sites terminate in 1998 (with the right to renew), 2004, 1998 (with the right to renew) and 2004, respectively.

     In 1993, the Company began construction of a 150,000 square foot building in Cambridge, Massachusetts which will house laboratories and office space. The anticipated cost of construction, including the land, is approximately $36 million. Upon completion of the building, the Company has the option, subject to certain conditions, to obtain a secured term loan with a bank for up to $25 million for a period of up to ten years.
The building is scheduled for completion in 1995.

     In 1994, the Company opened its European headquarters which consists of 1,450 square meters of office space in a multitenant building in Nanterre, France. The lease for this space terminates in 2003.

     The Company believes that its pilot production plant in Cambridge, Massachusetts and existing outside sources will allow it to meet its production needs for clinical trials and its initial commercial production needs for its beta interferon product. Biogen believes that the facilities are in compliance with appropriate regulatory standards. The Company expects that additional facilities and outside sources will be required to meet the Company's future research and production needs.

Item 3.
Legal Proceedings

     During the fourth quarter of 1994, a total of six class action lawsuits were initiated against the Company and several of its directors and officers. On March 3, 1995, these cases were consolidated into a single proceeding in the United States District Court for the District of Massachusetts. The lawsuits generally allege that the Company and the named directors and officers violated federal securities laws in connection with the Company's public disclosures, including disclosures relating to its Hirulog thrombin inhibitor and other disclosures made in connection with patent matters related to beta interferon. The plaintiffs seek damages in unspecified amounts.

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

Name             Age    Positions

James L. Vincent 55     Chairman of the Board of Directors,
                        Chief Executive Officer

James R. Tobin   50     President and Chief Operating Officer

Michael J. Astrue   38  VicePresident-GeneralCounsel,Secretary
andClerk

Kenneth M. Bate  44          Vice President - Marketing and Sales

Frank A. Burke, Jr. 51  Vice President - Human Resources

Lawrence S. Daniels 52  Vice President - Strategic Planning

Joseph M. Davie  55     Vice President - Research

Irving H. Fox.   51     Vice President - Medical Affairs

Timothy M. Kish  43     Vice President - Finance, Chief
Financial Officer and Treasurer

James C. Mullen  36          Vice President - Operations

R. Maurice Powell, Jr.39               Vice President - QA/QC

Irvin D. Smith   62     Vice President - Development Operations

The background of these officers is as follows:

    James L. Vincent joined the Company as its Chief Executive Officer in October 1985. He also served as Chief Operating Officer and President from April 1988 until February 1994. He is also Chairman of the Board of Directors of the Company. Before joining Biogen, Mr. Vincent served as Group Vice President, Allied Corporation and as President, Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied Corporation, Mr. Vincent was with Abbott Laboratories, Inc. where he served in various capacities, including Executive Vice President, Chief Operating Officer and Director of the parent corporation. Mr. Vincent is, in addition, on the Board of Trustees of Duke University and the Board of Trustees of the University of Pennsylvania, as well as a member of the Board of Overseers of Wharton Graduate Business School of the University of Pennsylvania.

    James R. Tobin joined the Company as its President and Chief Operating Officer in February 1994. Prior to joining the Company, Mr. Tobin served in various capacities at Baxter International, including Executive Vice President from 1988 until 1992 and President and Chief Operating Officer from 1992 until 1993. Mr. Tobin is a director of Creative BioMolecules, Inc. and Medisense Inc.

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


    Joseph M. Davie, M.D., Ph.D. was appointed Vice President - Research of the Company in April 1993. Prior to joining the Company, Dr. Davie was employed by Searle Corporation where he served as Senior Vice President - Science and Technology from January 1993 to April 1993, President - Research and Development from July 1987 to January 1993 and Senior Vice President - Discovery Research from January 1987 to July 1987.

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

    James C. Mullen became Biogen's Vice President - Operations in December 1991 after serving as Senior Director - Operations since February 1991. Mr. Mullen joined the Company in 1989 as Director - Facilities and Engineering and then served as Acting Director - Manufacturing and Engineering. Before coming to Biogen, Mr. Mullen held various positions of responsibility from 1984 through 1988 at SmithKline-Beckman Corporation, most recently as Director, Engineering - SmithKline and French Laboratories, Worldwide.

    R. Maurice Powell, Jr. was appointed Vice President-QA/QC in November 1994. Prior to joining Biogen, Mr. Powell served in various capacities from 1978 to 1994 at Baxter Healthcare Corporation, most recently as Vice President of Manufacturing, Quality and Regulatory Management from 1993 to 1994 and Vice President of Regulatory Affairs and Quality Assurance from 1992 to 1993.

    Irvin D. Smith, Ph.D. was appointed Vice President - Quality Assurance/Quality Control and Drug Development in August 1993 after serving as General Manager of Bioferon, Biogen's former joint venture in Germany, since July 1991. The name of his position was changed to Vice President-Development Operations in 1994. Dr. Smith was a private consultant from March 1990 to July 1991 and President and Chief Executive Officer of Applied BioSystems from October 1987 to March 1990.


PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder
Matters

    The section entitled "Market for Securities" in the Company's 1994 Annual Report to Shareholders is hereby incorporated by reference.





Item 6.
Selected Financial Data

    The section entitled "Selected Financial Data" in the Company's 1994 Annual Report to Shareholders is hereby incorporated by reference.

Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1994 Annual Report to Shareholders is hereby incorporated by reference.

Item 8.
Financial Statements and Supplementary Data

    The sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Company's 1994 Annual Report to Shareholders are hereby incorporated by reference.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable

PART III

Item 10.
Directors and Executive Officers of the Registrant, Promoters and
Control Persons

Directors

    The sections entitled "Election of Directors" and "Trading Reports" in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1995, are hereby incorporated by reference.

Executive Officers

    Information concerning the Company's Executive Officers is set forth in Part I of this Annual Report on Form 10-K.

Item 11.
Executive Compensation

    The sections entitled "Election of Directors", "Executive Compensation", "Joint Report on Compensation Philosophy" and "Performance Graph" in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1995, are hereby incorporated by reference.

Item 12.
Security Ownership of Certain Beneficial Owners and Management

    The section entitled "Share Ownership" in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1995, is hereby incorporated by reference.

Item 13.
Certain Relationships and Related Transactions

    The section entitled "Employment Arrangements with the Company and Certain Transactions" in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1995, is hereby incorporated by reference.


PART IV

Item 14.
Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) Financial Statements and Financial Statement Schedules.

    The following documents are filed as a part of this report:

    1. Financial Statements, as required by Item 8 of this Form, incorporated by reference herein from the 1994 Annual Report to Shareholders attached hereto as Exhibit 13:

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

Notes to Consolidated
Financial Statements              Annual Report under the
                                  caption "Biogen, Inc. and
                                  Subsidiaries Notes to
                                  Consolidated Financial
                                  Statements."

Reports of Independent Accountants     Annual               Report under the
                                       caption "Report of Independent
                                       Accountants."

    With the exception of the portions of the 1994 Annual Report to Shareholders specifically incorporated herein by reference, such report shall not be deemed filed as part of this Annual
Report on Form 10-K.


    (2) Financial Statement Schedules: None


    (3) Exhibits

Exhibit No.                       Description

(3.1)    Articles of Organization, as amended (g)

(3.2)    By-Laws, as amended (k)

(4.1)    Form of Common Stock Share Certificate (m)

(4.2)    Certificate of Designation of Series A Junior
         Participating Preferred Stock  (f)

(4.3)    Rights Agreement dated as of May 8, 1989 between
         Registrant and The First National Bank of Boston, as
         Rights Agent  (f)

(10.1) Independent Consulting and Project Agreement dated as of June 29, 1979 between Registrant and Kenneth Murray
          (a)**

(10.2)   Letter Agreement dated March 12, 1993 with Dr. Kenneth
         Murray relating to renewal of Independent Consulting
         Agreement (k)**

(10.3)   Minute of Agreement dated February 5, 1981 among
         Registrant, The University Court of the University of
         Edinburgh and Kenneth Murray  (a)**

(10.4)   Independent Consulting Agreement dated as of June 29,
         1979 between Registrant and Phillip A. Sharp  (a)**

(10.5)   Letter Agreement dated December 10, 1992 with Phillip
         Sharp relating to chairmanship of Scientific Board and renewal of Independent Consulting Agreement (k)**

(10.6)   Project Agreement dated as of December 14, 1979 between
         Registrant and Phillip A. Sharp  (a)**

(10.7)   Share Restriction and Repurchase Agreement dated as of
         December 15, 1979 between Registrant and Phillip A.
         Sharp  (a)**

(10.8) Consulting Agreement dated as of April 1, 1991, as amended, between Registrant and Alexander G. Bearn
         (i)**

(10.9)   Form of Amendment dated July 1, 1988 to Independent
         Consulting Agreement between Registrant and Scientific
         Board Members (e)**

(10.10) Form of Extension of Independent Consulting Agreement between Registrant and Scientific Board Members (g)**

(10.11)  Form of Share Purchase Agreement between Registrant and
         Scientific Board Members  (a)**

(10.12) Form of Stock Option Agreement between Registrant and each of Alan Belzer, Harold W. Buirkle, James W.
         Stevens and Roger H. Morley  (c)**

(10.13)  Letter regarding employment of James L. Vincent dated
         September 23, 1985  (b)**

(10.14) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (k)**

(10.15)  Letter dated December 13, 1989 regarding employment of
         Dr. Irving H. Fox  (h)**

(10.16)  Letter dated August 13, 1990 regarding employment of
         Mr. Kenneth M. Bate  (i)**

(10.17)  Letter dated October 23, 1991 regarding employment of
         Mr. Lawrence S. Daniels (k)**

(10.18)  Letter dated April 7, 1993 regarding employment of Dr.
         Joseph M. Davie (l)**

(10.19)  Letter dated January 12, 1994 regarding employment of
         James R. Tobin (n)**

(10.20)  Letter dated August 30, 1993 regarding employment of
         Irvin D. Smith, Ph.D. (n)**

(10.21) Form of Indemnification Agreement between Registrant and each Director and Executive Officer (e)**

(10.22) Second Amended and Restated Agreement and Certificate of Limited Partnership dated as of May 15, 1984 among Biogen Medical Products, Inc. as General Partner and certain limited partners (g)

(10.23) First Amendment dated December 22, 1986 to Agreement and Certificate of Limited Partnership (c)

(10.24)  Technology License Agreement dated May 15, 1984 between
         Biogen B.V. and Biogen Medical Products Limited
         Partnership  (g)

(10.25)  Development Contract dated May 15, 1984 between Biogen
         B.V. and Biogen Medical Products Limited Partnership
         (g)

(10.26)  Amendment dated December 22, 1986 to Development
         Contract  (c)

(10.27)  Amendment dated January 1, 1987 to Development Contract
          (d)

(10.28)  Extension Agreement dated October 10, 1989 relating to
         Development Contract  (g)

(10.29)  Extension Agreement dated December 31, 1993 relating to
         Development Contract (n)

(10.30)  Extension Agreement dated December 31, 1994 relating to
         Development Contract *

(10.31) Joint Venture Option Agreement dated May 15, 1984 between Biogen Inc. and Biogen Medical Products Limited
         Partnership  (g)

(10.32)  Purchase Option Agreement dated May 15, 1984 between
         Biogen B.V. and the limited partners of Biogen Medical
         Products Limited Partnership  (g)

(10.33)  Guaranty dated May 15, 1984 to Biogen Medical Products
         Limited Partnership by Registrant guaranteeing certain obligations of Biogen Medical Products, Inc., Biogen
         B.V. and Biogen Inc. to the Partnership  (g)

(10.34)  Demand Loan Agreement dated October 1, 1989 between
         Biogen Medical Products Limited Partnership and Biogen
         Medical Products, Inc.  (g)

(10.35) Standard Form Commercial Lease dated January 29, 1981 between Ira C. Foss and Ira C. Foss, Jr., as Trustees of Eastern Realty Trust, and B. Leasing, Inc. (g)

(10.36)  Letter of May 24, 1989 exercising option under Standard
         Form Commercial Lease dated January 29, 1981  (g)

(10.37) Lease Extension Agreement dated February 20, 1990 between Eastern Realty Trust and Registrant (g)

(10.38) Standard Form Commercial Lease dated June 1, 1989 between Eastern Realty Trust and Registrant (g)

(10.39)  Cambridge Center Lease dated October 4, 1982 between
         Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B.
         Leasing, Inc.  (a)

(10.40)  First Amendment to Lease dated January 19, 1989
         amending Cambridge Center Lease dated October 4, 1982
         (k)

(10.41)  Second Amendment to Lease dated March 8, 1990 amending
         Cambridge Center Lease dated October 4, 1982 (k)

(10.42)  Third Amendment to Lease dated September 25, 1991
         amending Cambridge Center Lease dated October 4, 1982
         (k)

(10.43)  Lease dated October 6, 1993 between North Parcel
         Limited Partnership and Biogen Realty Limited
         Partnership (n)

(10.44)  1983 Employee Stock Purchase Plan as amended through
         April 3, 1992 and restated (j)**

(10.45)  1982 Incentive Stock Option Plan as amended through
         March 25, 1993 and restated with form of Option
         Agreement (l)**

(10.46)  1985 Non-Qualified Stock Option Plan as amended through
         March 25, 1993 and restated with form of Option
         Agreement (l)**

(10.47) 1987 Scientific Board Stock Option Plan as amended through April 3, 1992 and restated with form of Option
         Agreement (j)**

(10.48)  Voluntary Executive Supplemental Savings Plan *,**

(10.49)  Supplemental Executive Retirement Plan *,**

(10.50)  Voluntary Board of Directors Savings Plan *,**

(10.51)  Exclusive License and Development Agreement dated
         December 8, 1979 between Registrant and Schering
         Corporation (a)

(10.52)  Amendatory Agreement dated May 14, 1985 to Exclusive
         License and Development Agreement dated December 8,
         1979 (b)

(10.53)  Amendment and Settlement Agreement dated September 29,
         1988 to Exclusive License and Development Agreement dated December 8, 1979 (k)

(10.54)  Amendment dated March 20, 1989 to Exclusive License and
         Development Agreement dated December 8, 1979 (k)

(10.55) License Agreement (United States) dated March 28, 1988 between Registrant and SmithKline Beecham Biologicals, s.a. (as successor to Smith Kline-R.I.T, s.a.) (k)

(10.56) License Agreement (International) dated March 28, 1988 between Registrant and SmithKline Beecham Biologicals, s.a. (as successor to Smith Kline-R.I.T., s.a.) (k)

(10.57) Sublicense Agreement dated as of February 15, 1990 among Registrant, SmithKline Beecham Biologicals, s.a
         (as successor to SmithKline Biologicals, s.a.) and Merck and Co., Inc. (k)

(10.58)  Supplemental Amendment and Agreement dated as of March
         1, 1994 between the Registrant and Schering
         Corpotration (o)

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

    (b) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, as amended, File No. 0-12042 and incorporated herein by reference.

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

    (e) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-12042 and incorporated herein by reference.

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

    (i) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-12042, and incorporated herein by reference.

    (j) Previously filed with the Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File No. 0-12042, and incorporated herein by reference.

    (k) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-12042, and incorporated herein by reference.

    (l) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 0-12042, and incorporated herein by reference.

    (m) Previously filed with the Commission as an exhibit to Registration Statement on Form S-3, File No. 33-51639, and incorporated herein by reference.

    (n) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-12042, and incorporated herein by reference.

    (o) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-12042, and incorporated herein by reference.

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

Dated  March 6, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures              Title                    Date

/s/ James L. Vincent    Chairman, Board of Directors  March 6,
1995
James L. Vincent          (principal executive officer)

/s/ Timothy M. Kish     Vice President-Finance(principal
                                                 March 6, 1995
Timothy M. Kish         financial and accounting officer)

/s/ Alexander Bearn     Director                 March 6, 1995
Alexander Bearn

/s/ Harold W. Buirkle   Director                 March 6, 1995
Harold W. Buirkle

/s/ Alan Belzer         Director                 March 6, 1995
Alan Belzer

/s/ Roger H. Morley     Director                 March 6, 1995
Roger H. Morley

/s/ Kenneth Murray      Director                 March 6, 1995
Kenneth Murray

/s/ Phillip A. Sharp    Director                 March 6, 1995
Phillip A. Sharp

 /s/ James W. Stevens   Director                 March 6, 1995
James W. Stevens

/s/ James R. Tobin      Director                 March 6, 1995
James R. Tobin

                               EXHIBIT INDEX


Exhibit No.                       Description

(10.30)  Extension Agreement dated December 31, 1994 relating to
         Development Contract.

(10.48)  Voluntary Executive Supplemental Savings Plan.

(10.49)  Supplemental Executive Retirement Plan.

(10.50)  Voluntary Board of Directors Savings Plan

(11)     Computation of Earnings per Share.

(13)     Incorporated portions from Biogen, Inc. 1994 Annual
         Report to Shareholders.

(22)     Subsidiaries of the Registrant.

(24.1)   Consent of Price Waterhouse LLP