Form 10-Q
period 1995-03-31
BIOGEN INC
filed 1995-05-10
CIK 714655

SECURITIES AND EXCHANGE COMMISSION    Total Pages-   15
                          WASHINGTON, D.C. 20549          Exhibit Index- 11


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1995

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
                             Yes  X    No

    Number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1995:

    Common Stock, par value $0.01                   33,336,450
        (Title of each class)                   (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets -
    March 31, 1995 and December 31, 1994. . . . . . . . . . . . . . .3

  Condensed Consolidated Statements of Income -
    Three months ended March 31, 1995 and 1994. . . . . . . . . . . .4

  Condensed Consolidated Statements of Cash Flows -
    Three months ended March 31 1995 and 1994 . . . . . . . . . . . .5

  Notes to Condensed Consolidated Financial Statements. . . . . . . .6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . .7

  Report of Independent Accountants . . . . . . . . . . . . . . . . .9


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . 10



                   * * * * * * * * * * * * * * * * * *












Note concerning trademarks:   Certain names mentioned in this report are
                              trademarks owned by Biogen, Inc. or its
                              affiliates. Hirulog(TM) and AVONEX(TM) are trademarks of Biogen, Inc.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                              March 31,1995  Dec. 31,1994
                                               (unaudited)
ASSETS
   Current assets
     Cash and cash equivalents. . . . . . . . .  $ 68,387     $ 54,682
     Marketable securities. . . . . . . . . . .   218,238      213,120
     Accounts receivable. . . . . . . . . . . .    12,518       18,502
     Other. . . . . . . . . . . . . . . . . . .     9,642        8,480
                                                 --------     --------
     Total current assets . . . . . . . . . . .   308,785      294,784
                                                 --------     --------
   Property, plant and equipment
     Total cost . . . . . . . . . . . . . . . .   114,621      104,651
     Less accumulated depreciation. . . . . . .    33,166       31,489
                                                 --------     --------
     Property, plant and equipment, net . . . .    81,455       73,162
                                                 --------     --------
   Other assets
     Patents, net . . . . . . . . . . . . . . .     8,199        8,116
     Other. . . . . . . . . . . . . . . . . . .     1,819        1,800
                                                 --------     --------
     Total other assets . . . . . . . . . . . .    10,018        9,916
                                                 --------     --------
                                                 $400,258     $377,862
                                                 ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable . . . . . . . . . . . . .  $  5,286     $  9,991
     Current portion long-term debt . . . . . .       833           --
     Other current liabilities. . . . . . . . .    33,332       37,937
                                                 --------     --------
     Total current liabilities. . . . . . . . .    39,451       47,928
                                                 --------     --------
     Long-term debt . . . . . . . . . . . . . .    24,167           --
                                                 --------     --------
   Shareholders' equity
     Common stock . . . . . . . . . . . . . . .       332          331
     Additional paid-in capital . . . . . . . .   369,603      368,784
     Deficit. . . . . . . . . . . . . . . . . .   (30,525)     (33,359)
     Unrealized losses on
      marketable securities . . . . . . . . . .    (2,814)      (5,867)
     Accumulated translation adjustment . . . .        44           45
                                                 --------     --------
     Total shareholders' equity . . . . . . . .   336,640      329,934
                                                 --------     --------
                                                 $400,258     $377,862
                                                 ========     ========

See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)



                                                    Three months ended
                                                         March 31,
                                                   1995           1994
 REVENUES

  Royalties and product sales . . . . . . . .    $ 31,953       $ 41,167
  Interest. . . . . . . . . . . . . . . . . .       4,017          3,613
                                                 --------       --------
  Total revenues. . . . . . . . . . . . . . .      35,970         44,780
                                                 --------       --------
EXPENSES

  Cost of sales . . . . . . . . . . . . . . .       2,504          2,471
  Research and development. . . . . . . . . .      20,435         23,334
  General and administrative. . . . . . . . .       7,521          5,963
  Other . . . . . . . . . . . . . . . . . . .       2,461            103
                                                 --------       --------
  Total expenses. . . . . . . . . . . . . . .      32,921         31,871
                                                 --------       --------
INCOME BEFORE INCOME TAXES. . . . . . . . . .       3,049         12,909

Income taxes. . . . . . . . . . . . . . . . .         215          1,680
                                                 --------       --------
NET INCOME. . . . . . . . . . . . . . . . . .    $  2,834       $ 11,229
                                                 ========       ========

NET INCOME PER SHARE. . . . . . . . . . . . .    $   0.08       $   0.31
                                                 ========       ========

Average shares outstanding. . . . . . . . . .      35,477         35,741
                                                 ========       ========


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                  Three months ended
                                                       March 31,
                                                  1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income . . . . . . . . . . . . . . . . . . $  2,834      $11,229
 Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation and amortization . . . . . . . .    2,276        1,764
  Other . . . . . . . . . . . . . . . . . . . .      212         (152)
  Changes in:
    Accounts receivable . . . . . . . . . . . .    5,984       23,517
    Other current assets. . . . . . . . . . . .   (1,162)        (104)
    Other assets. . . . . . . . . . . . . . . .      (19)        (344)
    Accounts payable and
     other current liabilities. . . . . . . . .   (9,310)      (2,246)
                                                --------      --------
 Net cash provided from operating activities. .      815       33,664
                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of marketable securities . . . . . .  (31,939)    (136,511)
 Proceeds from sales of marketable securities .   29,791       85,902
 Acquisitions of property and equipment . . . .   (9,970)      (6,558)
 Additions to patents . . . . . . . . . . . . .     (682)        (533)
                                                --------      --------
 Net cash used by investing activities. . . . .  (12,800)     (57,700)
                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt . . .   25,000           --
 Issuance of common stock . . . . . . . . . . .      690        2,194
                                                --------      --------
 Net cash provided from financing activities. .   25,690        2,194
                                                --------      --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . . . .   13,705      (21,842)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD. . . . . . . . . . . . . .   54,682       74,546
                                                --------      --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD. . . . . . . . . . . . . . . . . $ 68,387      $52,704
                                                ========      ========


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report. Interim results are not necessarily indicative of the operating results for the full year.

2. During the third quarter of 1994, the Company incurred a pre-tax charge to other expenses of $25 million as a result of its decision to discontinue its major activities associated with Hirulog(TM) development. The charge consists of cash payments to a third-party manufacturer for product manufactured for clinical trials and to cover a portion of other costs incurred by the manufacturer in anticipation of ongoing Hirulog(TM) related activities, and cash payments for clinical research organizations, clinical investigators and institutions involved in clinical trials to cover noncancellable costs incurred by them in conducting clinical trials and in connection with wind-down activities. Discontinuance of the Hirulog(TM) program did not result in any termination of employees or internal restructuring costs. As of March 31, 1995, $6.1 million remained in reserve and is expected to be settled by the end of 1995.

3. In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured term loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 7

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the first quarter ended March 31, 1995, the Company reported net income of $2.8 million or $0.08 per share as compared to net income of $11.2 million or $0.31 per share in the first quarter of 1994.

Total revenues for the first quarter of 1995 were $36.0 million, as compared to $44.8 million in the first quarter of 1994. Revenues from royalties and product sales for the current quarter were lower than the comparable 1994 quarter, primarily because of the inclusion in the 1994 quarter of a one-time payment of approximately $10 million from Eli Lilly & Co. ("Lilly") under a licensing agreement covering certain patent rights for gene expression methods. Under this agreement, Lilly paid the Company in the first quarter of 1994 approximately $10 million in royalties that related to sales occurring before 1994. Ongoing royalties received from licensee sales of hepatitis B vaccines, sold by SmithKline Beecham plc ("SmithKline") and Merck & Co., Inc. ("Merck"), increased and more than offset the decrease in royalties received from Schering-Plough Corporation ("Schering-Plough"), the Company's licensee for alpha interferon. Sales of hepatitis B vaccines outside the United States increased 83% from the prior year quarter. The market for hepatitis B vaccines increased significantly in Europe, primarily in France, where a vaccination program for infants and adolescents was instituted during 1994. Alpha interferon sales by Schering-Plough declined in the current quarter, due primarily to lower sales in Japan, which was driven by a 17% government-mandated decrease in the price of alpha interferon, effective on April 1, 1994, and restrictions on off-label usage. In the near term, the Company expects overall sales of licensee products to continue at current levels although royalty income may fluctuate depending on changes in sales volumes for specific products. However, there are numerous health care reform initiatives currently underway in the United States and other major pharmaceutical markets and it is not yet clear what effect, if any, these initiatives or other developments may have on product sales by the Company's licensees. In addition, these sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals, vaccination programs or licensing arrangements.

Interest income for the current quarter increased from the comparable 1994 amount primarily due to higher interest rates.

Total expenses for the current quarter were $32.9 million as compared to $31.9 million in the 1994 quarter. Research and development expense decreased $2.9 million, due to the Company's decision in the third quarter of 1994 to discontinue its major activities associated with Hirulog(TM) development. Current quarter costs included increased regulatory and development costs for AVONEX(TM) recombinant interferon beta while the 1994 quarter had higher costs, primarily for Hirulog(TM) clinical development. On May 4, 1995, the Company announced that it has filed with the European Medicines Evaluation Agency for European market approval of AVONEX(TM) for treatment of multiple sclerosis. The Company also said it will file within the next several weeks for U.S. Food and Drug Administration approval to market the drug in the United States. General and administrative expenses increased by $1.6 million due mostly to higher costs related to market development efforts, continued development of the Company's European headquarters in Paris and legal and personnel related costs. Other

                                                                     Page 8

 expenses included the effect of foreign exchange movements associated with the sale of certain accounts receivable, losses from the sale of certain marketable securities and interest on debt obligations.

Income tax expense for the current quarter was substantially less than the amount computed at U.S. federal statutory rates because of the utilization of net operating loss carryforwards.

Financial Condition

At March 31, 1995, cash, cash equivalents and marketable securities amounted to $286.6 million, an $18.8 million increase from the $267.8 million on hand at the end of 1994. Working capital increased $22.5 million to $269.3 million. Net cash provided from operating activities for the three months ended March 31, 1995 was $0.8 million while the Company's common stock option and purchase plans provided $0.7 million. The Company also received $25.0 million under a secured term loan agreement with a bank. Outflows of cash included investments in property and equipment and patents of $10.7 million.

In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured term loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005.

In the first quarter of 1993, SmithKline initiated arbitration in the United States regarding the rate of royalties payable from sales of hepatitis B vaccines by SmithKline in the United States. The amount paid by SmithKline and in dispute as of December 31, 1994, was approximately $18 million. In April 1995, an arbitration panel ruled in Biogen's favor. An appeal by SmithKline of this decision is possible. However, the Company believes that, in the event of such appeal, an adverse ruling is not probable and, therefore no amount has been accrued.

During 1995, the Company expects to begin construction on a biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, is $57 million.

The Company currently believes that the financial resources available to it, including its current working capital and its existing and anticipated contractual relationships, will be sufficient to finance its planned operations and capital expenditures for the near term. However, the Company may have additional funding needs, the extent of which will depend upon the level of royalties and product sales, the outcome of clinical trial programs, the receipt and timing of required regulatory approvals for products, the results of research and development efforts and business expansion opportunities. Accordingly, from time to time, the Company may obtain funding through various means which could include collaborative agreements, lease or mortgage financings, sales of equity or debt securities and other financing arrangements.

With respect to the unaudited condensed consolidated financial information of Biogen, Inc. and its subsidiaries at March 31, 1995 and for the three month periods ended March 31, 1995 and 1994, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 27, 1995 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biogen, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biogen, Inc. and its subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and of cash flows for the three month periods ended March 31, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, of cash flows and of shareholders' equity for the year then ended (not presented herein), and in our report dated February 7, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Price Waterhouse LLP
- ------------------------
Boston, Massachusetts
April 27, 1995

                        PART II - OTHER INFORMATION                 Page 10




Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits


         No. 11        Computation of Earnings per Share.
         No. 15        Letter from Price Waterhouse LLP.


     (b) There were no reports on Form 8-K filed for the quarter ended March 31, 1995.










                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BIOGEN, INC.



Dated:  May 8, 1995                            /s/Timothy M. Kish
                                        ----------------------------------
                                                 Timothy M. Kish
                                           Vice President-Finance and
                                             Chief Financial Officer

                                 EXHIBITS                           Page 11



Index to Exhibits.



      No. 11      Computation of Earnings per Share.

      No. 15      Letter from Price Waterhouse LLP.