Form 10-Q
period 1995-06-30
BIOGEN INC
filed 1995-08-11
CIK 714655

SECURITIES AND EXCHANGE COMMISSION    Total Pages-   31
                          WASHINGTON, D.C. 20549          Exhibit Index- 14


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1995

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
                             Yes  X    No

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 1995:

    Common Stock, par value $0.01                   33,369,243
        (Title of each class)                   (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets -
    June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . .3

  Condensed Consolidated Statements of Income -
    Three months and six months ended June 30, 1995 and 1994. . . . .4

  Condensed Consolidated Statements of Cash Flows -
    Six months ended June 30, 1995 and 1994 . . . . . . . . . . . . .5

  Notes to Condensed Consolidated Financial Statements. . . . . . . .6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . .7

  Report of Independent Accountants . . . . . . . . . . . . . . . . 12


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . 13



                   * * * * * * * * * * * * * * * * * *












Note concerning trademarks:   Certain names mentioned in this report are
                              trademarks owned by Biogen, Inc. or its
                              affiliates. Hirulog(TM) and AVONEX(TM)are trademarks of Biogen, Inc.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                              June 30,1995   Dec. 31,1994
                                               (unaudited)
ASSETS
   Current assets
     Cash and cash equivalents. . . . . . . . .  $ 46,738     $ 54,682
     Marketable securities. . . . . . . . . . .   227,903      213,120
     Accounts receivable. . . . . . . . . . . .    16,900       18,502
     Other. . . . . . . . . . . . . . . . . . .    10,610        8,480
                                                 --------     --------
     Total current assets . . . . . . . . . . .   302,151      294,784
                                                 --------     --------
   Property and equipment
     Total cost . . . . . . . . . . . . . . . .   127,653      104,651
     Less accumulated depreciation. . . . . . .    35,277       31,489
                                                 --------     --------
     Property and equipment, net. . . . . . . .    92,376       73,162
                                                 --------     --------
   Other assets
     Patents, net . . . . . . . . . . . . . . .     8,024        8,116
     Other. . . . . . . . . . . . . . . . . . .     1,834        1,800
                                                 --------     --------
     Total other assets . . . . . . . . . . . .     9,858        9,916
                                                 --------     --------
                                                 $404,385     $377,862
                                                 ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable . . . . . . . . . . . . .  $  8,244     $  9,991
     Current portion long-term debt . . . . . .     1,667           --
     Other current liabilities. . . . . . . . .    28,784       37,937
                                                 --------     --------
     Total current liabilities. . . . . . . . .    38,695       47,928
                                                 --------     --------
   Long-term debt . . . . . . . . . . . . . . .    23,333           --
                                                 --------     --------
   Shareholders' equity
     Common stock . . . . . . . . . . . . . . .       334          331
     Additional paid-in capital . . . . . . . .   371,688      368,784
     Deficit. . . . . . . . . . . . . . . . . .   (29,811)     (33,359)
     Unrealized gain (loss) on
        marketable securities . . . . . . . . .        87       (5,867)
     Accumulated translation adjustment . . . .        59           45
                                                 --------     --------
     Total shareholders' equity . . . . . . . .   342,357      329,934
                                                 --------     --------
                                                 $404,385     $377,862
                                                 ========     ========



See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)




                                       Three Months          Six Months
                                      Ended June 30,       Ended June 30,
                                      1995      1994       1995      1994

REVENUES

 Royalties and product sales. . .    $32,717   $32,793    $64,670   $73,960
 Interest . . . . . . . . . . . .      4,179     3,986      8,196     7,599
                                     -------   -------    -------   -------
 Total revenues . . . . . . . . .     36,896    36,779     72,866    81,559
                                     -------   -------    -------   -------
EXPENSES

 Cost of sales. . . . . . . . . .      2,648     2,146      5,152     4,617
 Research and development . . . .     21,270    26,268     41,705    49,602
 General and administrative . . .     10,003     5,607     17,524    11,570
 Other. . . . . . . . . . . . . .      2,056     1,947      4,517     2,050
                                     --------- -------    -------   -------
 Total expenses . . . . . . . . .     35,977    35,968     68,898    67,839
                                     -------   -------    -------   -------

INCOME BEFORE INCOME TAXES. . . .        919       811      3,968    13,720

Income taxes. . . . . . . . . . .        205       200        420     1,880
                                     -------   -------    -------   -------
NET INCOME. . . . . . . . . . . .    $   714   $   611    $ 3,548   $11,840
                                     =======   =======    =======   =======

NET INCOME PER SHARE. . . . . . .    $  0.02   $  0.02    $  0.10   $  0.34
                                     =======   =======    =======   =======

Average shares outstanding. . . .     35,737    34,427     35,607    35,084
                                     =======   =======    =======   =======




See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                   Six Months Ended
                                                       June 30,
                                                  1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income . . . . . . . . . . . . . . . . . . $  3,548      $11,840
 Adjustments to reconcile net income to
  net cash provided from (used by)
  operating activities:
  Depreciation and amortization . . . . . . . .    5,001        3,646
  Other . . . . . . . . . . . . . . . . . . . .      302        1,345
  Changes in:
    Accounts receivable . . . . . . . . . . . .    1,602       15,091
    Other current assets. . . . . . . . . . . .   (2,130)        (810)
    Other assets. . . . . . . . . . . . . . . .      (34)        (163)
    Accounts payable and
     other current liabilities. . . . . . . . .  (10,900)         975
                                                --------      -------
 Net cash provided from (used by)
  operating activities. . . . . . . . . . . . .   (2,611)      31,924
                                                --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of marketable securities . . . . . . (117,587)    (269,518)
 Proceeds from sales of marketable securities .  108,599      208,210
 Acquisitions of property and equipment . . . .  (23,002)     (14,844)
 Additions to patents . . . . . . . . . . . . .   (1,120)      (1,204)
                                                --------      -------
 Net cash used by investing activities. . . . .  (33,110)     (77,356)
                                                --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt . . .   25,000           --
 Issuance of common stock . . . . . . . . . . .    2,777        9,939
                                                --------      -------
 Net cash provided from financing activities. .   27,777        9,939
                                                --------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . .   (7,944)     (35,493)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD. . . . . . . . . . . . . .   54,682       74,546
                                                --------      -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD. . . . . . . . . . . . . . . . . $ 46,738      $39,053
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

2. During the third quarter of 1994, the Company incurred a pre-tax charge to other expenses of $25 million as a result of its decision to discontinue its major activities associated with Hirulog (TM) development. The charge consists of cash payments to a third-party manufacturer for product manufactured for clinical trials and to cover a portion of other costs incurred by the manufacturer in anticipation of ongoing Hirulog (TM) related activities, and cash payments for clinical research organizations, clinical investigators and institutions involved in clinical trials to cover noncancellable costs incurred by them in conducting clinical trials and in connection with wind-down activities. Discontinuance of the Hirulog (TM) program did not result in any termination of employees or internal restructuring costs. As of June 30, 1995, $2.4 million remained in reserve and is expected to be settled by the end of 1995.

3. In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured term loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005.

4. As of December 31,1994, the Company had a deferred tax asset of $58 million (before valuation allowance) consisting of the future tax benefits from net operating loss carry forwards and other tax credits. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), the Company would be required to recognize all or a portion of the $58 million deferred tax asset, with corresponding increases to net income and paid-in capital, if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carry forward losses and tax credits will be realized through future profitable operations. Given the possibility of fluctuations in the Company's revenue stream, anticipated increases in the Company's expenses, the uncertainties involved and number of milestones to be achieved in obtaining regulatory approval for the Company's AVONEX(TM) interferon beta-1a product and in successfully commercializing the product and the risks and uncertainties associated with taking new products through the development pipeline, the Company has concluded, based on the standard set forth in SFAS 109, that it is more likely than not that the Company will not realize any benefits from its deferred tax asset through future profitable operations, and it has therefore recorded a 100% reserve against the asset. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence, in particular, the then current status of regulatory filings and commercialization efforts related to AVONEX(TM).

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 7

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Overview

Biogen, Inc. (the "Company") is a biopharmaceutical company principally engaged in developing and manufacturing drugs for human healthcare through genetic engineering. The Company's primary source of revenues consists of royalties received from licensees that sell products based on technology developed by the Company. These royalties are primarily derived from sales of alpha interferon and hepatitis B products. The level of royalties that Biogen receives is based on the level of product sales by its licensees over which the Company has no control. As a result, the Company's revenues may be affected by the impact on licensees' product sales of short-term trends, such as the initiation or expiration of a vaccination program in a particular country, or long-term trends, such as the institution of pricing reforms in a particular country. Since the Company is not involved in the development or sale of products by licensees, it is unable to accurately predict the timing or potential impact of the events or trends which may affect licensee sales or when and for how long these events and trends are likely to affect the Company's royalty income. The Company's revenues may also reflect one-time events such as payment of initial license fees by new licensees. As a result, the Company's total revenues and income may continue to fluctuate and quarter-to-quarter comparisons may not necessarily be meaningful. Until the Company markets its own products directly, royalties are expected to be the major source of the Company's revenues.

In 1994, the Company announced the results of a Phase III clinical trial of its AVONEX(TM) interferon beta-1a product, for the treatment of multiple sclerosis. In light of the data from the trial, the Company filed during 1995 for a product license for AVONEX(TM) in the United States and market approval for AVONEX(TM) in Europe and Canada. If the Company is successful in its efforts to obtain regulatory approval, the Company will market AVONEX(TM) directly in major markets in the United States and Europe.

Results of Operations

For the second quarter ended June 30, 1995, the Company reported net income of $0.7 million or $0.02 per share as compared to net income of $0.6 million or $0.02 per share in the second quarter of 1994. For the six months ended June 30, 1995, the Company had net income of $3.5 million or $0.10 per share as compared to net income of $11.8 million or $0.34 per share for the comparable period of 1994.

Total revenues for the second quarter of 1995 were $36.9 million, as compared to $36.8 million in the comparable quarter of 1994. For the current quarter, ongoing royalties received from licensee sales of hepatitis B vaccines, sold by SmithKline Beecham plc ("SmithKline") and Merck & Co., Inc. ("Merck"), increased and offset the decrease in royalties received from Schering-Plough Corporation ("Schering-Plough"), the Company's licensee for alpha interferon. Sales of hepatitis B vaccines outside the United States increased 20% from the prior year quarter. The market for hepatitis B vaccines increased significantly in Europe, primarily in France, where a vaccination program for infants and adolescents was instituted during 1994. It appears, however, that hepatitis B vaccine sales in France are beginning to return to normal

                                                                     Page 8
levels. Alpha interferon sales by Schering-Plough declined in the current quarter, due primarily to lower sales in Japan, which were driven by a 17% government-mandated decrease in the price of alpha interferon, effective on April 1, 1994, and restrictions on off-label usage.

For the current six-month period, total revenues were $72.9 million as compared to $81.6 million in 1994. Revenues from royalties and product sales for the current six-month period were lower than the comparable 1994 period, primarily because of the inclusion in the first quarter of 1994 of a one-time payment of approximately $10 million from Eli Lilly & Co. ("Lilly") under a licensing agreement covering certain patent rights for gene expression methods. Under this agreement, Lilly paid the Company in the first quarter of 1994 approximately $10 million in royalties that related to sales occurring in the periods before the contract was signed. Ongoing royalties received from licensee sales of hepatitis B vaccines in the six-month period of 1995 increased and offset the decrease in royalties received from licensee sales of alpha interferon. Sales of hepatitis B vaccines outside the United States increased 48% from the prior year's six-month period and was primarily attributable to the vaccination program instituted in France. Alpha interferon sales by Schering-Plough declined in the current six-month period, due primarily to lower sales in Japan. In the near term, the Company expects overall sales of licensee products to continue at or slightly below current levels although royalty income may fluctuate depending on changes in sales volumes for specific products. However, there are numerous health care reform initiatives currently underway in the United States and other major pharmaceutical markets and it is not yet clear what effect, if any, these initiatives or other developments may have on product sales by the Company's licensees. In addition, these sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals, vaccination programs or licensing arrangements.

Interest income for the current quarter and six-month period increased from the comparable 1994 amounts due primarily to higher returns on invested funds.

Total expenses for the second quarter of 1995 were $36.0 million, approximately the same level as the 1994 quarter. Cost of sales increased $0.5 million and primarily represents royalty obligations to third parties. Research and development expense decreased $5.0 million, due to the Company's decision in the third quarter of 1994 to discontinue its major activities associated with development of Hirulog(TM) thrombin inhibitor. The current quarter included costs for the production of clinical material by a contract manufacturer while the 1994 quarter had higher costs, primarily for Hirulog(TM) clinical development. General and administrative expenses increased by $4.4 million due mostly to higher costs for market development efforts related to AVONEX(TM), continued development of the Company's European headquarters in Paris and personnel-related costs.
Other expenses included the effect of foreign exchange movements associated with the sale of certain accounts receivable and interest on debt obligations.

For the six-month period ended June 30, 1995, total expenses were $68.9 million as compared to $67.8 million in 1994. Research and development expenses decreased $7.9 million, primarily due to higher costs in the 1994 period that were associated with the clinical development of Hirulog(TM). The 1995 period included costs for the production of clinical material by a contract manufacturer. The Company expects that in the long-term research and development expenses will increase as the Company expands its

                                                                     Page 9
development efforts with respect to new products and begins clinical trials of these products. General and administrative expenses increased $6.0 million due mostly to higher costs for market development efforts related to AVONEX(TM), continued development of the Company's European headquarters and legal and personnel-related costs. On May 4, 1995, the Company announced that it had filed with the European Medicines Evaluation Agency for European market approval of AVONEX(TM) for treatment of multiple sclerosis. On May 22, 1995, the Company announced that it had filed with the U.S. Food and Drug Administration ("FDA") for U.S. market approval of AVONEX(TM) for treatment of multiple sclerosis. On July 27, 1995, the Company also announced that it filed with Canada's Health Protection Branch for Canadian market approval of AVONEX(TM) for treatment of multiple sclerosis. The Company expects that general and administrative expenses will increase in the near and long term as compared to 1994 as the Company begins to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(TM). The anticipated level of expense will depend on the status of regulatory approvals and the resulting levels of commercial ramp-up activities. Other expenses included the effect of foreign exchange movements associated with the sale of certain accounts receivable, losses from the sale of certain marketable securities and interest on debt obligations. In general, as development efforts expand and as AVONEX(TM) ramp-up activities evolve, the Company anticipates that expenses may equal or exceed revenues until such time as the Company has successfully marketed AVONEX(TM).

Income tax expense for the 1995 and 1994 periods were substantially less than the amount computed at U.S. federal statutory rates because of the utilization of net operating loss carryforwards. As of December 31, 1994, the Company had a deferred tax asset of $58 million (before valuation allowance) consisting of the future tax benefits from net operating loss carry forwards and other tax credits. If fully realized through sufficient future profitability, this deferred tax asset will reduce future income tax expense by $29 million and increase paid-in capital by $29 million. The Company has recorded a 100% valuation allowance against the net deferred tax asset. Realization of the deferred tax asset and future reversals of the valuation allowance depend on the Company's ability to achieve future profitability through earnings from existing sources and from sales of AVONEX(TM) or other proprietary products. The timing and amount of future earnings will depend on the Company's success in obtaining approval for and marketing and selling AVONEX(TM) and the results of clinical trials and commercialization and development efforts with respect to other products under development. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence, in particular the then current status of regulatory filings and commercialization efforts related to its AVONEX(TM) product.

Financial Condition

At June 30, 1995, cash, cash equivalents and marketable securities amounted to $274.6 million, a $6.8 million increase from the $267.8 million on hand at the end of 1994. Working capital increased $16.6 million to $263.5 million. Net cash used by operating activities for the six months ended June 30, 1995 was $2.6 million. Other outflows of cash included investments in property and equipment and patents of $24.1 million. The Company's common stock option and purchase plans provided $2.8 million and in the first quarter of 1995, the Company received $25 million under a secured term loan agreement with a bank.



                                                                    Page 10
In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005.

In the second quarter of 1995, the Company began construction of its biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, is $57 million. As of June 30, 1995, the Company had commitments totaling approximately $10 million on this project. Until the facility is licensed by the FDA for the manufacture of AVONEX(TM), the Company will manufacture AVONEX(TM) in its Cambridge, Massachusetts facility.

In the first quarter of 1993, SmithKline initiated arbitration in the United States regarding the rate of royalties payable from sales of hepatitis B vaccines by SmithKline in the United States. The amount paid by SmithKline and in dispute as of December 31, 1994, was approximately $18 million. In April 1995, an arbitration panel ruled in Biogen's favor. On June 30, 1995, SmithKline made a motion to vacate this award in the Federal District Court for the Southern District of New York. However, the Company believes that an adverse ruling is not probable and, therefore, no amount has been accrued.

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

Outlook

Having completed both of its ongoing Phase III studies and discontinued Hirulog(TM) development in 1994, the Company has begun to expand its development efforts related to other products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third party technologies or products or other types of investments. Since the Company does not currently market any drugs directly, the Company has also begun to create a commercial infrastructure both in the United States and in Europe to market and sell AVONEX(TM). The timing, nature and scope of the activities related to the building of a commercial infrastructure will depend on the status of regulatory filing and approval activities. As development efforts expand and as AVONEX(TM) ramp-up activities evolve, the Company anticipates that expenses may equal or exceed revenues until such time as the Company has successfully marketed AVONEX(TM). As a result, the Company does not expect past operating results to be indicative of future operating results.





                                                                    Page 11
While in the past the Company's ability to achieve profitability has been dependent mainly on the level of royalty revenues as compared to expenses, in the future, profitability will be dependent on the outcome of a number of factors. These include: the level of royalties from existing licensees' product sales as compared to expenses, the timing and extent of royalties from additional licensing opportunities, successful completion of development and regulatory filing activities related to AVONEX(TM), receipt of timely FDA and European regulatory approval for AVONEX(TM), the level of revenues and profitability from AVONEX(TM) sales, if the product is approved, the cost and success of developing and commercializing other products the Company is developing and the cost and success of other business opportunities that may arise from time to time. There can be no assurance that the Company will achieve a positive outcome with respect to any of these factors, or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in the profitability of the Company.

                                                                    Page 12
With respect to the unaudited condensed consolidated financial information of Biogen, Inc. and its subsidiaries at June 30, 1995 and for the three month and six month periods ended June 30, 1995 and 1994, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 27, 1995 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biogen, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biogen, Inc. and its subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 1995 and 1994 and of cash flows for the six month periods ended June 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

/s/ Price Waterhouse LLP
- ------------------------
Boston, Massachusetts
July 27, 1995

                        PART II - OTHER INFORMATION                 Page 13

Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of Stockholders of Biogen, Inc. on June 23, 1995.
     (b) Not Applicable
     (c) A proposal to elect Alan Belzer, Kenneth Murray and James W. Stevens to serve for three year terms ending in 1998 and until their successors are duly elected and qualified was approved with the following vote:

               Nominee                     For              Against
               Alan Belzer              27,041,399          390,143
               Kenneth Murray           27,046,794          384,748
               James W. Stevens         27,043,679          387,863

         A proposal to ratify the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1995 was approved with 27,326,966 affirmative votes and 32,368 negative votes cast along with 72,208 abstentions.

         A proposal to increase by 2,000,000 the aggregate number of shares available for the grant of options under the 1985 Non-Qualified Stock Option Plan and the 1982 Incentive Stock Option Plan (the "Plans") and amendments to the Plans to limit to 600,000 the number of shares with respect to which options may be granted under each Plan to any person in any year was approved, with 17,394,493 affirmative votes and 6,138,604 negative votes cast along with 156,627 abstentions and 3,741,818 broker non-votes.
     (d) Not applicable

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 10.1      1985 Non-Qualified Stock Option Plan, as amended
                       through April 25, 1995.
         No. 10.2      1982 Incentive Stock Option Plan, as amended through
                       April 25, 1995.
         No. 11        Computation of Earnings per Share.
         No. 15        Letter from Price Waterhouse LLP.
     (b) There were no reports on Form 8-K filed for the quarter ended
         June 30, 1995.
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOGEN, INC.

Dated:  August 11, 1995                        /s/Timothy M. Kish
                                        ----------------------------------
                                                 Timothy M. Kish
                                           Vice President-Finance and
                                             Chief Financial Officer

                                 EXHIBITS                           Page 14



Index to Exhibits.


      No. 10.1    1985 Non-Qualified Stock Option Plan.

      No. 10.2    1982 Incentive Stock Option Plan.

      No. 11      Computation of Earnings per Share.

      No. 15      Letter from Price Waterhouse.