Form 10-Q/A
period 1995-06-30
BIOGEN INC
filed 1995-09-07
CIK 714655

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
(Mark one)

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


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 13



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

                BIOGEN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                June 30,1995 Dec. 31,1994
                                                (unaudited)
ASSETS
    Current assets
      Cash and cash equivalents. . . . . . . .  $ 46,738     $ 54,682
      Marketable securities. . . . . . . . . .   227,903      213,120
      Accounts receivable. . . . . . . . . . .    16,900       18,502
      Other. . . . . . . . . . . . . . . . . .    10,610        8,480
                                                 --------     --------
      Total current assets . . . . . . . . . .   302,151      294,784
                                                 --------     --------
    Property and equipment
      Total cost . . . . . . . . . . . . . . .   127,653      104,651
      Less accumulated depreciation. . . . . .    35,277       31,489
                                                 --------     --------
      Property and equipment, net. . . . . . .    92,376       73,162
                                                 --------     --------
    Other assets
      Patents, net . . . . . . . . . . . . . .     8,024        8,116
      Other. . . . . . . . . . . . . . . . . .     1,834        1,800
                                                 --------     --------
      Total other assets . . . . . . . . . . .     9,858        9,916
                                                  --------     --------
                                           $     404,385     $  377,862
                                                  ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities
      Accounts payable . . . . . . . . . . . .  $  8,244     $  9,991
      Current portion long-term debt . . . . .     1,667           --
      Other current liabilities. . . . . . . .    28,784       37,937
                                                  --------     --------
      Total current liabilities. . . . . . . .    38,695       47,928
                                                  --------     --------
    Long-term debt . . . . . . . . . . . . . .    23,333           --
                                                 --------       --------
    Shareholders' equity
      Common stock . . . . . . . . . . . . . .       334          331
      Additional paid-in capital . . . . . . .   371,688      368,784
      Deficit. . . . . . . . . . . . . . . . .   (29,811)     (33,359)
      Unrealized gain (loss) on
        marketable securities. . . . . . . . .        87       (5,867)
      Accumulated translation adjustment . . .        59           45
                                                 --------     --------
      Total shareholders' equity . . . . . . .   342,357      329,934
                                                 --------     --------
                                           $     404,385     $377,862
                                                 ========     ========



See Notes to Condensed Consolidated Financial Statements.

                         BIOGEN, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                    (in thousands, except per share amounts)




                                   Three Months         Six Months
                                   Ended June 30,      Ended June 30,
                                   1995         1994   1995         1994
REVENUES

    Royalties and product sales.    $32,717   $32,793    $64,670   $73,960
    Interest . . . . . . . . . .      4,179     3,986      8,196     7,599
                                   -------    -------   -------     -------
    Total revenues . . . . . . .    36,896    36,779     72,866    81,559
                                   -------    -------   -------     -------
EXPENSES

    Cost of sales. . . . . . . .      2,648     2,146      5,152     4,617
    Research and development . .     21,270    26,268     41,705    49,602
    General and administrative .     10,003     5,607     17,524    11,570
    Other. . . . . . . . . . . .      2,056     1,947      4,517     2,050
                                     ------    -------    -------   -------
 Total expenses. . . . . . . . .     35,977    35,968     68,898    67,839
                                    -------   -------    -------   -------

INCOME BEFORE INCOME TAXES . . .        919       811      3,968    13,720

Income taxes . . . . . . . . . .        205       200        420     1,880
                                    -------   -------    -------   -------
NET INCOME . . . . . . . . . . .    $   714   $   611    $ 3,548   $11,840
                                    =======   =======    =======   =======

NET INCOME PER SHARE . . . . . .    $  0.02   $  0.02    $  0.10   $  0.34
                                    =======   =======    =======   =======

Average shares outstanding . . .     35,737    34,427     35,607    35,084
                                    =======   =======    =======   =======




See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)
                                              Six Months Ended
                                                June 30,
                                                  1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income . . . . . . . . . . . . . . . .  $   3,548     $11,840
    Adjustments to reconcile net income to
       net cash provided from (used by)
       operating activities:
       Depreciation and amortization. . . . .       5,001       3,646
       Other. . . . . . . . . . . . . . . . .         302       1,345
       Changes in:
        Accounts receivable.. . . . . . . . .       1,602      15,091
        Other current assets . . . . . . . .       (2,130)       (810)
        Other assets. . . . . . . . . . . . .         (34)       (163)
        Accounts payable and
         other current liabilities . . . . . .    (10,900)        975
                                                   --------     -------
    Net cash provided from (used by)
     operating activities . . . . . . . . . .      (2,611)     31,924
                                                  --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of marketable securities . . . .   (117,587)   (269,518)
    Proceeds from sales of marketable securities. 108,599     208,210
    Acquisitions of property and equipment . .    (23,002)    (14,844)
    Additions to patents . . . . . . . . . . .     (1,120)     (1,204)
                                                  --------     -------
    Net cash used by investing activities. . .    (33,110)    (77,356)
                                                  --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt .    25,000           --
    Issuance of common stock . . . . . . . . .     2,777        9,939
                                                  --------     -------
    Net cash provided from financing activities.  27,777        9,939
                                                  --------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . .    (7,944)    (35,493)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD. . . . . . . . . . . .     54,682       74,546
                                                --------     -------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD. . . . . . . . . . . . . .   $ 46,738     $ 39,053
                                                ========     =======



See Notes to Condensed Consolidated Financial Statements.

     [Note 4 of the Notes to Condensed Consolidated Financial Statements has been amended. The full text of Note 4, as amended, appears below.]

                         BIOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

4. As of December 31,1994, the Company had a deferred tax asset of $58 million (before valuation allowance) consisting of the future tax benefits from net operating loss carry forwards and other tax credits. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), the Company would be required to recognize all or a portion of the $58 million deferred tax asset, with corresponding increases to net income and paid-in capital, if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carry forward losses and tax credits will be realized. Given the possibility of fluctuations in the Company's revenue stream, anticipated increases in the Company's expenses, the uncertainties involved and number of milestones to be achieved in obtaining regulatory approval for the Company's AVONEX(TM) interferon beta-1a product and in successfully commercializing the product and the risks and uncertainties associated with taking new products through the development pipeline, the Company has concluded, based on the standard set forth in SFAS 109, that it is more likely than not that the Company will not realize any benefits from its deferred tax asset, and it has therefore recorded a 100% reserve against the asset. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence, in particular, the then current status of regulatory filings and commercialization efforts related to AVONEX(TM).

 [Management's Discussion and Analysis of Financial Condition and Results of Operation has been amended. The full text, as amended, appears below.]



                         BIOGEN, INC. AND SUBSIDIARIES

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

Under Statement of Financial Accounting Standards No. 109 (SFAS 109), the Company would be required to recognize all or a portion of its $58.4 million deferred tax asset, with corresponding increases to net income and paid-in capital, if it believed that it was more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carry forward losses and tax credits would be realized. Given the possibility of fluctuations in the Company's revenue stream, anticipated increases in the Company's expenses, the uncertainties involved and number of milestones to be achieved in obtaining regulatory approval for AVONEX and in successfully commercializing the product and the risks and uncertainties associated with taking new products through the development pipeline, the Company has concluded, based on the standard set forth in SFAS 109, that it is more likely than not that the Company will not realize any benefits from its deferred tax asset, and it has therefore recorded a 100% reserve against the asset. In making its determination under SFAS 109, the Company considered its positive earnings history in 1992 and 1993, although the weight given to this past history was partially offset by the Company's loss in 1994, the increases in expenses since 1992 and the short term nature of some of the events leading to the revenue growth in 1992 and 1993. As noted above, since the Company is not involved in the development or sale of products by licensees, the Company is unable to accurately predict the timing or potential impact of all of the events or trends which may affect licensee sales or when and for how long these events or trends are likely to affect the Company's royalty income. The Company also considered whether to take into account potential profits the Company may earn on sales of AVONEX , if the product is approved and successfully marketed. The Company recognized, however, that it has never marketed or sold its own proprietary drug and faces a number of hurdles if it is to be successful in commercializing AVONEX , including obtaining regulatory approval for the product and manufacturing plant, establishing customer service, marketing and sales organizations and obtaining market acceptance for the product. The Company viewed its lack of operating history as a fully integrated biopharmaceutical company, the number of hurdles it faces to successful commercialize AVONEX and the uncertainties related to the Company's revenue stream as support for recording a 100% reserve against its deferred tax asset under SFAS 109. The Company finally considered as support for the reserve the Company's current expectation that, as a result of commercialization ramp-up and pipeline expansion activities, expenses may equal or exceed revenues until such time as the Company has profitably marketed AVONEX . The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence, in particular, the then current status of regulatory filings and the commercialization efforts related to AVONEX .

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

                  II - OTHER INFORMATION

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

    BIOGEN, INC.

Dated:  September 7, 1995                      /s/Timothy M. Kish
                                         ----------------------------------
                                         Timothy M. Kish
                                         Vice President-Finance and
                                         Chief Financial Officer

                                  EXHIBITS



Index to Exhibits.


     No. 10.1     1985 Non-Qualified Stock Option Plan.*

     No. 10.2     1982 Incentive Stock Option Plan.*

     No. 11       Computation of Earnings per Share.*

     No. 15       Letter from Price Waterhouse.


* Exhibit was not refiled with this Form 10-Q/A

                                   EXHIBIT 15






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


Dear Sirs:

We are aware that our report dated July 27, 1995 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) on the unaudited condensed consolidated balance sheet of Biogen, Inc. and subsidiaries at June 30, 1995, and the related condensed consolidated statements of income for the three month and six month periods then ended and of cash flows for the six month period then ended, is incorporated by reference in the Prospectuses constituting part of its Registration Statements on Form S-3, as amended (Nos. 33-14741, 33-14743, 33-20183 and 33-51639) and on Form
S-8, as amended (Nos. 2-87550, 2-96157, 33-9827, 33-14742, 33-37312, 33-
22378, 33-41077 and 33-69174). We are also aware of our responsibilities under the Securities Act of 1933.


Yours very truly,


/s/ Price Waterhouse LLP
- ------------------------
Boston, Massachusetts
September 7, 1995