Form 10-Q
period 1995-09-30
BIOGEN INC
filed 1995-11-03
CIK 714655

SECURITIES AND EXCHANGE COMMISSION    Total Pages-   18
                          WASHINGTON, D.C. 20549          Exhibit Index- 16


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     September 30, 1995

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
                             Yes  X    No

    Number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 1995:

    Common Stock, par value $0.01                   35,470,588
        (Title of each class)                   (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets -
    September 30, 1995 and December 31, 1994. . . . . . . . . . . . .3

  Condensed Consolidated Statements of Income -
    Three months and nine months ended September 30, 1995 and 1994. .4

  Condensed Consolidated Statements of Cash Flows -
    Nine months ended September 30, 1995 and 1994 . . . . . . . . . .5

  Notes to Condensed Consolidated Financial Statements. . . . . . . .6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . .8

  Report of Independent Accountants . . . . . . . . . . . . . . . . 14


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . 15



                   * * * * * * * * * * * * * * * * * *












Note concerning trademarks:   Certain names mentioned in this report are
                              trademarks owned by Biogen, Inc. or its
                              affiliates. HIRULOG(R) and AVONEX(TM) are trademarks of Biogen, Inc.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                              Sep. 30,1995   Dec. 31,1994
                                               (unaudited)
ASSETS
   Current assets
     Cash and cash equivalents. . . . . . . . .  $ 52,517     $ 54,682
     Marketable securities. . . . . . . . . . .   232,948      213,120
     Accounts receivable. . . . . . . . . . . .    18,386       18,502
     Other. . . . . . . . . . . . . . . . . . .    12,808        8,480
                                                 --------     --------
     Total current assets . . . . . . . . . . .   316,659      294,784
                                                 --------     --------
   Property and equipment
     Total cost . . . . . . . . . . . . . . . .   137,871      104,651
     Less accumulated depreciation. . . . . . .    37,480       31,489
                                                 --------     --------
     Property and equipment, net. . . . . . . .   100,391       73,162
                                                 --------     --------
   Other assets
     Patents, net . . . . . . . . . . . . . . .     7,963        8,116
     Other. . . . . . . . . . . . . . . . . . .     5,688        1,800
                                                 --------     --------
     Total other assets . . . . . . . . . . . .    13,651        9,916
                                                 --------     --------
                                                 $430,701     $377,862
                                                 ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable . . . . . . . . . . . . .  $  8,520     $  9,991
     Current portion long-term debt . . . . . .     1,667           --
     Other current liabilities. . . . . . . . .    32,719       37,937
                                                 --------     --------
     Total current liabilities. . . . . . . . .    42,906       47,928
                                                 --------     --------
   Long-term debt . . . . . . . . . . . . . .      29,132           --
                                                 --------     --------

   Shareholders' equity
     Common stock . . . . . . . . . . . . . . .       343          331
     Additional paid-in capital . . . . . . . .   387,075      368,784
     Deficit. . . . . . . . . . . . . . . . . .   (28,683)     (33,359)
     Unrealized loss on marketable
      securities. . . . . . . . . . . . . . . .      (237)      (5,867)
     Accumulated translation adjustment . . . .       165           45
                                                 --------     --------
     Total shareholders' equity . . . . . . . .   358,663      329,934
                                                 --------     --------
                                                 $430,701     $377,862
                                                 ========     ========

See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)




                                     Three Months           Nine Months
                                     Ended Sep. 30         Ended Sep. 30
                                    1995       1994       1995      1994

REVENUES

 Royalties and product sales. .   $33,884  $  27,733   $ 98,554   $101,693
 Interest . . . . . . . . . . .     4,293      4,079     12,489     11,678
                                 --------  --------    --------   --------
 Total revenues . . . . . . . .    38,177     31,812    111,043    113,371
                                 --------   --------   --------   --------
EXPENSES

 Cost of sales. . . . . . . . .     2,601      2,200      7,753      6,817
 Research and development . . .    22,465     22,864     64,170     72,466
 General and administrative . .    10,272      5,558     27,796     17,128
 Other. . . . . . . . . . . . .       881     27,411      5,398     29,461
                                 ---------  --------   --------   --------
 Total expenses . . . . . . . .    36,219     58,033    105,117    125,872
                                 --------   --------   --------   --------

INCOME (LOSS) BEFORE
 INCOME TAXES . . . . . . . . .     1,958    (26,221)     5,926    (12,501)

Income taxes. . . . . . . . . .       830        200      1,250      2,080
                                 --------   --------   --------   --------
NET INCOME (LOSS) . . . . . . .  $  1,128  $ (26,421)  $  4,676   $(14,581)
                                 ========   ========   ========   ========


NET INCOME (LOSS)PER SHARE. . .  $   0.03  $   (0.80)  $   0.13   $  (0.45)
                                 ========   ========   ========   ========

Average shares outstanding. . .    36,720     33,021     35,978     32,660
                                 ========   ========   ========   ========


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                   Nine Months Ended
                                                     September 30,
                                                  1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss). . . . . . . . . . . . . . . $  4,676      $ (14,581)
 Adjustments to reconcile net income (loss)
  to net cash provided from (used by)
  operating activities:
  Depreciation and amortization . . . . . . . .    7,833          5,694
  Other . . . . . . . . . . . . . . . . . . . .    1,161          2,274
  Changes in:
   Accounts receivable. . . . . . . . . . . . .      116         21,825
   Other current assets . . . . . . . . . . . .   (4,328)          (452)
   Other assets . . . . . . . . . . . . . . . .   (3,888)           (87)
   Accounts payable and
     other current liabilities. . . . . . . . .   (6,689)        26,753
                                                --------      ---------
 Net cash provided from (used by)
  operating activities. . . . . . . . . . . . .   (1,119)        41,426
                                                --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of marketable securities . . . . . . (178,229)      (296,504)
 Proceeds from sales of marketable
  securities. . . . . . . . . . . . . . . . . .  163,919        258,821
 Acquisitions of property and equipment . . . .  (33,221)       (25,480)
 Additions to patents . . . . . . . . . . . . .   (1,687)        (2,024)
                                                --------      ---------
 Net cash used by investing activities. . . . .  (49,218)       (65,187)
                                                --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt . . .   30,799             --
 Issuance of common stock . . . . . . . . . . .   17,373         14,725
                                                --------      ---------
 Net cash provided from financing
  activities. . . . . . . . . . . . . . . . . .   48,172         14,725
                                                --------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . .   (2,165)        (9,036)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD. . . . . . . . . . . . . .   54,682         74,546
                                                --------      ---------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD. . . . . . . . . . . . . . . . . $ 52,517      $  65,510
                                                ========      =========



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

2. During the third quarter of 1994, the Company incurred a pre-tax charge to other expenses of $25 million as a result of its decision to discontinue its major activities associated with its HIRULOG(R) thrombin inhibitor product development. The charge consists of cash payments to a third-party manufacturer for product manufactured for clinical trials and to cover a portion of other costs incurred by the manufacturer in anticipation of ongoing HIRULOG(R) related activities, and cash payments for clinical research organizations, clinical investigators and institutions involved in clinical trials to cover noncancellable costs incurred by them in conducting clinical trials and in connection with wind-down activities. Discontinuance of the HIRULOG(R) program did not result in any termination of employees or internal restructuring costs. As of September 30, 1995, $1.9 million remained in reserve.

3. In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% fixed rate loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005.

4. In the second quarter of 1995, the Company began construction of its biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, is $57 million. In August 1995, the Company entered into a loan agreement with a bank for financing of this project. Under the terms of the agreement, the Company may be advanced funds during the construction period up to $50 million. Beginning upon the earlier of 90 days after completion of the project, or August 1997, the outstanding principal balance will be payable in 39 consecutive quarterly installments of $0.8 million, assuming the full $50 million is advanced, with the balance due in 2007. As of September 30, 1995, funds advanced were $5.8 million. The Company has also entered into two interest rate swap agreements fixing its interest rate at 6.39% during the construction period and 7.75% during the remaining term of the loan, payable quarterly.

5. In August 1995, the Company received $10.2 million from the exercise of 600,000 common stock warrants issued in 1989 as part of a research agreement with an insurance company. In October 1995, an additional
    1.2 million common stock warrants were exercised for $20.4 million. All of the warrants issued under this agreement have been exercised.

6. In August 1995, the Company signed a collaborative research agreement for the development of human gene therapy treatments with Genovo, Inc., a gene therapy research company. As part of the agreement, the

                                                                     Page 7
    Company plans to invest approximately $37 million in Genovo over the next five years depending on achievement of scientific milestones. In return, the Company will receive a significant minority equity interest in Genovo as well as certain licensing rights. The Company accounts for this investment under the equity method of accounting.

7. As of December 31,1994, the Company had a deferred tax asset of $58 million (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carry forwards and other tax credits. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), the Company would be required to recognize all or a portion of the $58 million deferred tax asset, with corresponding increases to net income and paid-in capital, if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carry forward losses and tax credits will be realized. Given the possibility of fluctuations in the Company's revenue stream, anticipated increases in the Company's expenses, the uncertainties involved and number of milestones to be achieved in obtaining regulatory approval for the Company's AVONEX(TM) interferon beta-1a product and in successfully commercializing the product and the risks and uncertainties associated with taking new products through the development pipeline, the Company has concluded, based on the standard set forth in SFAS 109, that it is more likely than not that the Company will not realize any benefits from its deferred tax asset, and it has therefore recorded a 100% reserve against the asset. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 8

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

In 1994, the Company announced the results of a Phase III clinical trial of its AVONEX(TM) interferon beta-1a product, for the treatment of multiple sclerosis. In light of the data from the trial, the Company filed during 1995 for a product license for AVONEX(TM) in the United States and market approval for AVONEX(TM) in Europe and Canada. The Company anticipates an independent advisory committee to the U.S. Food and Drug Administration (the "FDA") to review the Company's product license application for AVONEX(TM) at a meeting on December 4, 1995. The Company has also filed an application with the FDA for an establishment license for its Cambridge, Massachusetts facility to manufacture AVONEX(TM). If the Company is successful in its efforts to obtain regulatory approval for AVONEX(TM) and for its Cambridge, Massachusetts manufacturing facility, the Company will market AVONEX(TM) in the United States, Canada and major markets of Europe.


Results of Operations

For the third quarter ended September 30, 1995, the Company reported net income of $1.1 million or $0.03 per share as compared to a net loss of $26.4 million or $0.80 per share in the third quarter of 1994. For the nine months ended September 30, 1995, the Company had net income of $4.7 million or $0.13 per share as compared to a net loss of $14.6 million or $0.45 per share for the comparable period of 1994.

Total revenues for the third quarter of 1995 were $38.2 million, as compared to $31.8 million in the comparable quarter of 1994. For the current nine-month period, total revenues were $111.0 million as compared to $113.4 million in 1994. Revenues from royalties and product sales for the current quarter were higher than the comparable 1994 quarter primarily

                                                                     Page 9
due to an increase in ongoing royalties received from licensee sales of hepatitis B vaccines, sold by SmithKline Beecham plc ("SmithKline") and Merck & Co., Inc. Revenues from royalties and product sales for the current nine-month period were slightly lower than the comparable 1994 period, primarily because of the inclusion in the first quarter of 1994 of a one-time payment of approximately $10 million from Eli Lilly & Co. ("Lilly") under a licensing agreement covering certain patent rights for gene expression methods. Under this agreement, Lilly paid the Company in the first quarter of 1994 approximately $10 million in royalties that related to sales occurring in the periods before the contract was signed. Ongoing royalties received from licensee sales of hepatitis B vaccines in the nine-month period of 1995 increased and offset the decrease in royalties received from licensee sales of alpha interferon. Sales of hepatitis B vaccines outside the United States increased 28% from the prior year's nine-month period. This increase was primarily attributable to a vaccination program in France for infants and adolescents which began in 1994. Alpha interferon sales by Schering-Plough Corporation declined in the current nine-month period, due primarily to lower sales in Japan. In the near term, the Company expects overall sales of licensee products to continue at or slightly below current levels although royalty income may fluctuate depending on changes in sales volumes for specific products, patent expirations or other developments. Moreover, there are numerous health care reform initiatives currently underway in the United States and other major pharmaceutical markets and it is not yet clear what effect, if any, these initiatives or other legal and regulatory developments may have on product sales by the Company's licensees. In addition, these sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals, vaccination programs or licensing arrangements.

Interest income for the current quarter and nine-month period increased from the comparable 1994 amounts due primarily to higher returns on invested funds.

Total expenses for the third quarter of 1995 were $36.2 million as compared to $58.0 million in the 1994 quarter. Cost of sales increased $0.4 million and primarily represents royalty obligations to third parties. Research and development expenses for the third quarter of 1995 were $22.5 million, a decrease of $0.4 million from the third quarter of 1994. The current quarter includes costs for the production of clinical material by a contract manufacturer and increased personnel costs while the 1994 quarter had higher costs, primarily for HIRULOG(R) thrombin inhibitor clinical development. General and administrative expenses increased by $4.7 million due mostly to higher costs for market development efforts related to AVONEX(TM), including the Company's European headquarters in Paris and legal and personnel-related costs. Other expenses decreased by $26.5 million, primarily due to a pre-tax charge in the prior year quarter of $25 million as a result of the Company's decision to discontinue its major activities associated with HIRULOG(R) development.

For the nine-month period ended September 30, 1995, total expenses were $105.1 million as compared to $125.9 million in 1994. Research and development expenses decreased $8.3 million, primarily due to higher costs in the 1994 period that were associated with the clinical development of HIRULOG(R). The 1995 period includes costs for the production of clinical material by a contract manufacturer and increased personnel costs. The Company expects that, in the long-term, research and development expenses will increase as the Company expands its development efforts with respect to new products and begins clinical trials of these products. General and

                                                                    Page 10
administrative expenses increased $10.7 million due mostly to higher costs for market development efforts related to AVONEX(TM), including the Company's European headquarters and legal and personnel-related costs. On May 4, 1995, the Company announced that it had filed with the European Medicines Evaluation Agency for European market approval of AVONEX(TM) for the treatment of multiple sclerosis. On May 22, 1995, the Company announced that it had filed with the FDA for U.S. market approval of AVONEX(TM) for the treatment of multiple sclerosis. The Company also filed an application with the FDA for an establishment license for its Cambridge, Massachusetts facility to manufacture AVONEX(TM). On July 27, 1995, the Company announced that it filed with Canada's Health Protection Branch for Canadian market approval of AVONEX(TM) for the treatment of multiple sclerosis. The Company anticipates an independent advisory committee to the FDA to review the Company's product license application for AVONEX(TM) at a meeting on December 4, 1995. The Company expects that general and administrative expenses will increase in the near and long term as compared to 1994 as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(TM). The anticipated level of expense will depend on the status of regulatory approvals and the resulting levels of commercial ramp-up activities. Other expenses decreased $24.1 million, primarily due to a pre-tax charge in the 1994 third quarter of $25 million as a result of the Company's decision to discontinue its major activities associated with HIRULOG(R) development. In general, as development efforts expand and as AVONEX(TM) ramp-up activities evolve, the Company anticipates that expenses will likely exceed revenues until such time as the Company has successfully marketed AVONEX(TM).

Income tax expense for the 1995 and 1994 periods were substantially less than the amount computed at U.S. federal statutory rates because of the utilization of net operating loss carryforwards. As of December 31, 1994, the Company had a deferred tax asset of $58 million (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carry forwards and other tax credits. If fully realized through sufficient future profitability, this deferred tax asset will reduce future income tax expense by $29 million and increase paid-in capital by $29 million. The Company has recorded a 100% valuation allowance against the net deferred tax asset. Realization of the deferred tax asset and future reversals of the valuation allowance depend on the Company's ability to achieve future profitability through earnings from existing sources and from sales of AVONEX(TM) or other proprietary products. The timing and amount of future earnings will depend on the Company's success in obtaining approval for and marketing and selling AVONEX(TM) and the results of clinical trials and commercialization and development efforts with respect to other products under development. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

Under Statement of Financial Accounting Standards No. 109 (SFAS 109), the Company would be required to recognize all or a portion of its $58.4 million deferred tax asset, with corresponding increases to net income and paid-in capital, if it believed that it was more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carry forward losses and tax credits would be realized. Given the possibility of fluctuations in the Company's revenue stream, anticipated increases in the Company's expenses, the uncertainties involved and number of milestones to be achieved in obtaining regulatory approval for AVONEX(TM) and in successfully commercializing the product and the risks and uncertainties associated with taking new products through the

                                                                    Page 11
development pipeline, the Company has concluded, based on the standard set forth in SFAS 109, that it is more likely than not that the Company will not realize any benefits from its deferred tax asset, and it has therefore recorded a 100% reserve against the asset. In making its determination under SFAS 109, the Company considered its positive earnings history in 1992 and 1993, although the weight given to this past history was partially offset by the Company's loss in 1994, the increases in expenses since 1992 and the short term nature of some of the events leading to the revenue growth in 1992 and 1993. As noted above, since the Company is not involved in the development or sale of products by licensees, the Company is unable to accurately predict the timing or potential impact of all of the events or trends which may affect licensee sales or when and for how long these events or trends are likely to affect the Company's royalty income. The Company also considered whether to take into account potential profits that the Company may earn on sales of AVONEX(TM), if the product is approved and successfully marketed. The Company recognized, however, that it has never marketed or sold its own proprietary drug and faces a number of hurdles if it is to be successful in commercializing AVONEX(TM), including obtaining regulatory approval for the product and manufacturing plant, establishing customer service, marketing and sales organizations and obtaining market acceptance for the product. The Company viewed its lack of operating history as a fully integrated biopharmaceutical company, the number of hurdles it faces to successfully commercialize AVONEX(TM) and the uncertainties related to the Company's revenue stream as support for recording a 100% reserve against its deferred tax asset under SFAS 109.
The Company finally considered as support for the reserve the Company's current expectation that, as a result of commercialization ramp-up and pipeline expansion activities, expenses will likely exceed revenues until such time as the Company has profitably marketed AVONEX(TM). The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

Financial Condition

At September 30, 1995, cash, cash equivalents and marketable securities amounted to $285.5 million, a $17.7 million increase from the $267.8 million on hand at the end of 1994. Working capital increased $26.9 million to $273.8 million. Net cash used by operating activities for the nine months ended September 30, 1995 was $1.1 million. Other outflows of cash included investments in property and equipment and patents of $34.9 million. The Company's common stock option and purchase plans provided $7.2 million and the exercise of common stock warrants provided $10.2 million. Other inflows of cash included $30.8 million from loan agreements with banks.

In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% fixed rate loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005.

In the second quarter of 1995, the Company began construction of its biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, is $57 million. As of September 30, 1995, the Company had commitments totaling approximately $15 million on this project. Until the facility is licensed by the FDA for the manufacture of AVONEX(TM), the Company will manufacture AVONEX(TM) in its Cambridge, Massachusetts facility. The company has filed an application with the FDA for an establishment license for its Cambridge, Massachusetts
                                                                    Page 12
facility to manufacture AVONEX(TM). In August 1995, the Company entered into a loan agreement with a bank for financing of this project. Under the terms of the agreement, the Company may be advanced funds during the construction period up to $50 million. Beginning upon the earlier of 90 days after completion of the project, or August 1997, the outstanding principal balance will be payable in 39 consecutive quarterly installments of $0.8 million, assuming the full $50 million is advanced, with the balance due in 2007. As of September 30, 1995, funds advanced were $5.8 million. The Company has also entered into two interest rate swap agreements fixing its interest rate at 6.39% during the construction period and 7.75% during the remaining term of the loan, payable quarterly.

In August 1995, the Company received $10.2 million from the exercise of 600,000 common stock warrants issued in 1989 as part of a research agreement with an insurance company. In October 1995, an additional 1.2 million common stock warrants were exercised for $20.4 million. All of the warrants issued under this agreement have been exercised.

In August 1995, the Company signed a collaborative research agreement for the development of human gene therapy treatments with Genovo, Inc., a gene therapy research company. As part of the agreement, the Company plans to invest approximately $37 million in Genovo over the next five years depending on achievement of scientific milestones. In return, the Company will receive a significant minority equity interest in Genovo as well as certain licensing rights.

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

Outlook

Having completed both of its ongoing Phase III studies and discontinued HIRULOG(R) development in 1994, the Company has begun to expand its development efforts related to other products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third party technologies or products or other types of investments. Since the Company does not currently market any drugs directly, the Company has also begun to create a commercial infrastructure both in the United States and in Europe to market and sell

                                                                    Page 13
AVONEX(TM). The timing, nature and scope of the activities related to the building of a commercial infrastructure will depend on the status of regulatory filing and approval activities. As development efforts expand and as AVONEX(TM) ramp-up activities evolve, the Company anticipates that expenses will likely exceed revenues until such time as the Company has successfully marketed AVONEX(TM). As a result, the Company does not expect past operating results to be indicative of future operating results. While in the past the Company's ability to achieve profitability has been dependent mainly on the level of royalty revenues as compared to expenses, in the future, profitability will be dependent on the outcome of a number of factors. These include: the level of royalties from existing licensees' product sales as compared to expenses, the timing and extent of royalties from additional licensing opportunities, successful completion of development and regulatory filing activities related to AVONEX(TM), receipt of timely FDA and European regulatory approval for AVONEX(TM), the level of revenues and profitability from AVONEX(TM) sales, if the product is approved, the cost and success of developing and commercializing other products the Company is developing and the cost and success of other business opportunities that may arise from time to time. There can be no assurance that the Company will achieve a positive outcome with respect to any of these factors, or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in the profitability of the Company.

                                                                    Page 14
With respect to the unaudited condensed consolidated financial information of Biogen, Inc. and its subsidiaries at September 30, 1995 and for the three month and nine month periods ended September 30, 1995 and 1994, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 18, 1995 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biogen, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biogen, Inc. and its subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1995 and 1994 and of cash flows for the nine month periods ended September 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

/s/ Price Waterhouse LLP
------------------------
Boston, Massachusetts
October 18, 1995

                        PART II - OTHER INFORMATION                 Page 15




Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 11        Computation of Earnings per Share.
         No. 15        Letter from Price Waterhouse LLP.

     (b) There were no reports on Form 8-K filed for the quarter ended September 30, 1995.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIOGEN, INC.



Dated:  November 3, 1995                       /s/Timothy M. Kish
                                        ----------------------------------
                                                 Timothy M. Kish
                                           Vice President-Finance and
                                             Chief Financial Officer

                                 EXHIBITS                           Page 16



Index to Exhibits.


      No. 11      Computation of Earnings per Share.

      No. 15      Letter from Price Waterhouse LLP.