Form 10-K
period 1995-12-31
BIOGEN INC
filed 1996-02-02
CIK 714655

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                                       (Mark One)

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended December 31, 1995

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

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at January 18, 1996: $2,204,009,310 (excludes shares held by directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at January 18, 1996: 35,513,951 shares.


                 Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report, and portions of the Registrant's 1995 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.
PART I

Item 1 - Business

Overview

     Biogen, Inc. ("Biogen" or the "Company") is a biopharmaceutical company principally engaged in the business of developing and manufacturing drugs for human healthcare through genetic engineering. Biogen currently derives revenues from a number of products sold by its licensees around the world. During 1995, Biogen's licensees generated total sales of approximately $1.8 billion from these products. In the future, Biogen expects to derive additional revenues from sales of proprietary products which Biogen will market. Biogen intends to market as its first product its recombinant beta interferon, AVONEX TM interferon beta 1a, as a therapy for relapsing forms of multiple sclerosis. In December 1995, an Advisory Committee of the United States Food and Drug Administration ("FDA") recommended that the FDA approve AVONEX TM as a treatment for relapsing forms of multiple sclerosis. Biogen anticipates that it will receive FDA approval to market and sell AVONEX TM in the United States in the first half of 1996 after conclusion of labeling discussions with the FDA and completion of the FDA's inspection of the manufacturing facilities used to produce AVONEX TM. In 1995, Biogen also applied for marketing approval for AVONEX TM in several other jurisdictions, including Canada and the European Union. The Company is in the process of building the commercial infrastructure necessary to support marketing and sales of AVONEX TM.

     Biogen continues to devote significant resources to its ongoing research and development efforts. Biogen focuses its research and development efforts on areas where it has particular scientific and competitive strengths: inflammatory diseases, respiratory diseases and certain cancers and viruses. In 1995, Biogen began Phase I clinical trials of LFA3TIP, one of the product candidates from its T-cell activation, T-cell/B-cell interaction and cell adhesion programs. Biogen is conducting preclinical tests on two other anti-inflammatory product candidates from these programs. Biogen's anti-inflammatory product candidates are being tested for therapeutic uses in a broad range of acute and chronic inflammatory and autoimmune diseases. Biogen is also conducting preclinical tests on an antimucolytic agent for treatment in cystic fibrosis and several other pulmonary diseases. In addition, Biogen has earlier-stage research programs directed toward finding therapies for renal failure and restenosis and, through a collaboration with Genovo, Inc., toward developing products for human gene therapy.

AVONEX TM Interferon Beta 1a

     Natural beta interferon is a protein produced by fibroblast cells in response to viral infection. Biogen has developed a recombinant form of beta interferon for use as a therapy in multiple sclerosis. Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing multiple sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flareups of the disease after which the patient returns to a new baseline of functioning. In December 1995, the Central Nervous System Advisory Committee of the FDA recommended that the FDA approve Biogen's AVONEX TM interferon beta 1a for treatment of relapsing forms of multiple sclerosis. The Advisory Committee's recommendation was based on data from a Phase III clinical trial in which approximately 37% fewer patients receiving AVONEX TM progressed one or more units on the Expanded Disability Status Scale (EDSS) than patients receiving placebo. The EDSS is the standard measure of disease progression in multiple sclerosis. Patients receiving AVONEX TM in the trial also experienced approximately 32% fewer exacerbations of the disease than patients receiving placebo. Additional studies of AVONEX TM are underway or planned, including an open-label study to gather additional safety data which began in late 1995, a monosymptomatic study of AVONEX TM in patients who have had only one confirmed exacerbation which is scheduled to begin in 1996 and a dose comparison study which is also scheduled to begin in 1996.

     Biogen anticipates that it will receive FDA approval of AVONEX for the treatment of relapsing forms of multiple sclerosis in the first half of 1996 after conclusion of labeling discussions with the FDA and completion of the FDA's inspection of the Company's manufacturing facility in Cambridge, Massachusetts and the facilities used by the Company's contract manufacturers in finishing, filling and packaging the final product. See "Item 2- Properties." Biogen is in the process of building the commercial infrastructure necessary to support the marketing and sale of AVONEX TM. The Company plans to begin marketing AVONEX TM in the United States shortly after receipt of FDA approval. The Company has also applied for marketing approval for AVONEX TM in several other jurisdictions, including Canada and the European Union. See "Patents and Other Proprietary Rights."


Major Research Programs

     Biogen's research is focused on biological systems and processes where its scientific expertise in molecular biology, cell biology, immunology and protein chemistry can lead to a greater understanding of disease processes and, as a result, to the creation of new pharmaceuticals. Biogen selects product candidates from its research programs to test in clinical trials, focusing its efforts on those agents which it believes have the greatest potential competitive advantages and large commercial markets. Described below are Biogen's major research programs:

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

     Based on its research, Biogen has selected three cellular pathways as the promising points of therapeutic intervention to prevent inflammation: (1) the LFA-3/CD2 pathway, which activates T-cells, (2) the VCAM-1/VLA-4 pathway, which is necessary for the adhesion of several types of white blood cells to endothelial cells, and (3) the CD40L/CD40 pathway, which activates B-cells which produce antibodies. Biogen believes that products which interrupt these pathways will block the inflammation process at an early stage, thus preventing tissue damage more effectively than currently available therapies. Moreover, such products should result in selective inhibition of the immune system, rather than the broad suppression associated with many therapies currently available or under development. In in vitro and in vivo experiments the product candidates from the inflammation program have shown promising inhibitory effects. In 1995, the Company began a Phase I clinical trial of one of the product candidates, LFA3TIP, in healthy human volunteers. LFA3TIP is a recombinant protein that has been designed to modulate immune responses through interaction with the CD2 receptor. Biogen plans to investigate the use of LFA3TIP initially as a treatment for severe psoriasis. Biogen is conducting preclinical tests on two other anti-inflammatory product candidates.

          Gelsolin

     Thick viscid secretions in the airways of cystic fibrosis ("CF") patients and patients with other respiratory diseases are believed to cause progressive pulmonary destruction. A major contributor to the viscosity of mucus secretions is the release of a large amount of filamentous actin by degenerating inflammatory cells which migrate in large numbers to the airways of patients with these diseases. Biogen and its collaborators believe that severing actin filaments contaminating the airway mucus may lead to clinical improvement. Biogen is developing a recombinant form of the actin severing agent, gelsolin, for reducing airway mucous viscosity in patients with CF, chronic bronchitis and several other pulmonary diseases. The Company is presently conducting preclinical studies of gelsolin product candidates.

          Gene Therapy

     In 1995, the Company entered into a collaborative research agreement with Genovo, Inc. ("Genovo") for the development of certain human gene therapy treatments. Under the agreement, Biogen will pay more than $35 million to Genovo over a five-year period to fund research at Genovo and at the Institute for Human Gene Therapy at the
University of Pennsylvania.   Under its agreement with Genovo, Biogen
has received a minority equity interest in Genovo and certain licensing rights related to diseases of the liver and lung with the first disease targets to be in the areas of cystic fibrosis and familial hypercholesterolemia.

          Other Research Programs

     As part of its further research efforts, Biogen is investigating methods of preventing restenosis and exploring the use of growth factors to prevent or treat the degeneration of the kidney which results from renal failure. The Company is also investigating new ways to modify immune responses more specifically in order to treat diseases of the immune system.

     Research and Development Costs

     During 1995, 1994 and 1993, Biogen's research and development costs were approximately $87.4 million, $91.2 million and $79.3 million, respectively.

     Risks Associated with Drug Development

     Certain of the statements set forth above regarding the Company's drug development programs, such as the statement regarding the anticipated receipt and timing of regulatory approval by the FDA for the marketing of AVONEX TM, are forward-looking and based upon the Company's current belief as to the outcome and timing of such future events. Many important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize drugs, including the ability to obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of drug candidates at each stage of the clinical trial process, to meet applicable regulatory standards and receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products, and to market products successfully. For example, to receive final marketing approval from the FDA for AVONEX TM in the first half of 1996, the Company must successfully complete the FDA's inspection of the facilities used to produce AVONEX TM and conclude labelling discussions with the FDA. There can be no assurance that any of the products described above or resulting from Biogen's research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

Principal Products Being Marketed or Developed by Biogen's  Licensees

     Intron (R) A Alpha Interferon

     Alpha interferon is a naturally occurring protein produced by normal white blood cells. Biogen has been granted patents in the United States and in Europe covering the production of alpha interferons through recombinant DNA techniques and has applications pending in numerous other countries. See "Patents and Other Proprietary Rights." Biogen's worldwide licensee for recombinant alpha interferon, Schering-Plough Corporation ("Schering-Plough"), first began commercial sales of its Intron (R) A brand of alpha interferon in the United States in 1986 for hairy-cell leukemia. Schering-Plough now sells Intron (R) A in 72 countries for as many as 16 indications, including hepatitis B, hepatitis C, genital warts and Kaposi's sarcoma.

     Royalties from Schering-Plough on sales of Intron (R) A accounted for approximately 40% of Biogen's revenues (excluding interest) in 1995. The majority of sales of Intron (R) A were generated outside the United States. Currently the largest market for Intron (R) A is in Japan for the treatment of hepatitis C. The FDA has approved Intron R A for the treatment of chronic hepatitis B and hepatitis C, hairy cell leukemia, AIDS-related Kaposi's sarcoma and condylomata acuminata.
In December 1995, the FDA approved the use of Intron (R) A for injection as an adjuvant treatment to surgery in patients at high risk for systemic recurrence of malignant melanoma. Schering-Plough has undertaken studies using Intron (R) A for a number of additional indications.

     Hepatitis B Vaccines and Diagnostics

     Hepatitis B is a blood-borne disease which causes a serious infection of the liver and substantially increases the risk of liver cancer. More than 250 million people worldwide have chronic hepatitis B virus infections. Biogen holds several important patents related to hepatitis B antigens produced by genetic engineering techniques. See "Patents and Other Proprietary Rights." These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. In total, sales of hepatitis B vaccines and diagnostic products by Biogen licensees exceeded $1.1 billion in 1995.

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

     SmithKline Beecham Biologicals s.a. ("SmithKline") and Merck & Co., Inc. ("Merck") are the two major worldwide marketers of hepatitis B vaccines. Biogen has licensed to SmithKline exclusive rights under Biogen's hepatitis B patents to market hepatitis B vaccines in the major countries of the world, excluding Japan. SmithKline's vaccine is approved in the United States and in over 60 other countries. In 1990, SmithKline and Biogen entered into a sublicense arrangement with Merck under which Biogen currently receives royalties. Royalties from SmithKline and Merck together accounted for approximately 48% of Biogen's revenues (excluding interest) in 1995. Biogen has also licensed rights under its hepatitis B patents to Merck and The Green Cross Corporation on a non-exclusive basis in Japan.

     In 1993, SmithKline initiated arbitration in the United States regarding the rate of royalties payable on sales of hepatitis B vaccines by SmithKline in the United States. In April 1995, an arbitration panel ruled in Biogen's favor in the arbitration. In June 1995, SmithKline made a motion in the Federal District Court for the Southern District of New York to vacate the arbitration panel award. The Company believes that the Federal District Court will uphold the arbitration decision in favor of Biogen.

          Hepatitis B Diagnostics

       Biogen has licensed its proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to diagnostic kit manufacturers. Biogen currently has hepatitis B license or license and supply agreements for diagnostic use with more than a dozen companies, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits, Ortho Diagnostic Systems, Inc., Roche Diagnostic Systems, Inc. and Organon Teknika B.V.

     Other Products

     Under a license agreement with Eli Lilly and Company ("Lilly"), Biogen has granted Lilly rights under certain of Biogen's patents related to gene expression. Lilly uses the patented vectors and methods in several products that are on the market or in development. Under the license agreement Biogen receives royalties on sales of these products.

Hirulog (R) Thrombin Inhibitor

     In October 1994, Biogen decided to discontinue its major activities associated with development of its Hirulog(R) thrombin inhibitor, based on the results of a Phase III trial of Hirulog(R) in angioplasty. In the overall patient population, the trial results did not demonstrate a significant positive effect, compared to the heparin control, on the primary efficacy end-point. In a prospectively-defined subset of high risk patients, Hirulog(R) was more effective than heparin. An important safety advantage was also observed in patients treated with Hirulog(R) who as a group had a more than 50% lower incidence of major bleeding complications than the control group. In December 1995, Biogen completed enrollment of patients in a blinded Phase II/III trial of Hirulog(R) as an adjunctive to streptokinase in myocardial infarction which had begun prior to Biogen's decision to terminate Hirulog development. Analysis of data from the trial is ongoing. Biogen continues to seek a marketing partner for Hirulog(R) .


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

     Four infringement suits have been filed in Biogen's name to enforce its non-US alpha interferon patents. The first suit was filed in Vienna, Austria against Boehringer Ingelheim Zentrale GmbH ("BI") and two of its subsidiaries. The Austrian Court has stayed Biogen's infringement case pending a decision by the Austrian Patent Office on BI's petition to revoke Biogen's European (Austrian) patent on grounds peculiar to Austrian law. In April 1995, Biogen received a favorable decision from the Austrian Patent Office from which BI appealed. A hearing on the appeal is expected in mid-1996. The second suit was filed in Dusseldorf, Germany against Dr. Karl Thomae GmbH and two other BI companies. The German trial and appeal courts ruled in favor of Biogen and have enjoined Thomae from the further manufacture, use or sale of recombinant alpha-2(c) interferon. The third suit was filed in Warsaw, Poland against Boehringer Ingelheim Pharma GmbH ("BI Pharma"). The trial is scheduled for January 1996 in Poland. The fourth suit was filed in June 1994 in Tokyo, Japan against Amgen Limited. The suit seeks to enjoin Amgen from its clinical testing and planned commercialization of consensus interferon. Biogen does not expect a decision in this case before 1997. In the United States, a Biogen patent application claiming recombinant mature human alpha interferon was involved in an interference to determine who was the first to invent that specific form of alpha interferon. In December 1995, priority of invention was awarded to the applicants of a patent application owned by Genentech Inc. and Hoffman La Roche Inc.
("Roche"). Appeal or other review of the decision may be sought. The U.S. patent under which Biogen has licensed Schering Plough for alpha interferon was not involved in the interference. Since Roche has granted certain non-exclusive rights under its patent application to Schering Plough, the decision will not affect Schering Plough's ability to market Intron(R) A alpha interferon. See "Principal Products Being Marketed or Developed by Biogen's Licensees".

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

     Biogen has filed three infringement suits to enforce its hepatitis B patents, in England against Medeva plc ("Medeva"), in Israel against Bio-Technology General (Israel) Ltd. ("BTG"), and in Singapore against Scitech Medical Products Pte Ltd. and Scitech Genetics Pte Ltd. The action against Medeva seeks to enjoin Medeva's planned production and distribution of a hepatitis B vaccine. In November 1993, the United Kingdom High Court of Justice ruled in favor of Biogen and enjoined Medeva from infringement of one of Biogen's European (UK) patents. The Court then stayed the injunction pending Medeva's appeal. In October 1994, the United Kingdom Court of Appeal reversed the High Court and held the Biogen patent to be invalid. In 1995, Biogen received leave from the United Kingdom House of Lords to appeal this decision and filed its petition in June 1995. A hearing in the House of Lords is scheduled for April 1996. If the House of Lords does not reverse the decision of the Court of Appeal and hold the Biogen patent valid and infringed, the Biogen hepatitis B patent will no longer be enforceable in the United Kingdom or in any of the various United Kingdom patent registration countries. In 1992, BTG brought an action against Biogen seeking a compulsory license under Biogen's Israeli hepatitis B patent and Biogen filed an infringement suit against BTG, seeking to enjoin BTG's planned production, sale and distribution of hepatitis B vaccine. In September 1995, the Israeli Registrar of Patents, Designs and Trademarks decided that it was lawful and just to grant to BTG a compulsory license. The proceeding for setting compulsory license terms by the Registrar is scheduled for the first half of 1996. Biogen may appeal a final decision by the Registrar to the Israeli District Court. The infringement suit continues. In 1993, Biogen sued Scitech Products and Scitech Genetics in Singapore. Since Singapore is a United Kingdom patent registration country, Biogen's continued prosecution of this case depends on a favorable outcome in the United Kingdom House of Lords on Biogen's appeal of the decision holding Biogen's European (UK) patent invalid.

     In September 16, 1994, Biogen filed suit against SmithKline before the President of the Commercial Court of Nivelles, Belgium alleging unfair trade practices by SmithKline in refusing to provide to Biogen copies of SmithKline's marketing authorizations for hepatitis B vaccines in various European countries to enable Biogen to obtain supplementary protection certificates for its hepatitis B patents in those countries. In a June 2, 1995 preliminary judgment, the President of the Commercial Court referred questions on the subject to the European Court of Justice where the matter is pending.

     Recombinant Beta Interferon

     The European Patent Office and certain countries have granted patents to Biogen covering the recombinant production of beta interferon. In other countries, including the United States, Biogen has filed patent applications and continues to seek patents covering the recombinant production of beta interferon and related technology.


     Biogen's European patent was opposed by one company. In December 1993, the European Patent Office's Opposition Division dismissed the opposition and maintained Biogen's patent. The opponent appealed this decision to the Technical Board of Appeal. Biogen expects a decision on the appeal in mid 1996. In the United States, Biogen's claims to key intermediates in the recombinant production of beta interferon were involved in an interference to determine who was the first to invent those intermediates in the United States. Priority of invention was awarded to another party in the interference. Biogen's pending United States claims to the production of recombinant beta interferon were not part of that interference. Prosecution of these claims continues.

     Other parties have also filed patent applications in various countries covering the recombinant production of beta interferon, and, in particular, key intermediates in that production, as well as beta interferon itself. One such party has been granted several patents in the European Patent Office and in certain countries on these key intermediates. The same party was awarded priority to those intermediates in the United States interference. Biogen has obtained non-exclusive rights to manufacture, use and sell recombinant beta interferon under these patents in various countries of the world, including the United States, Japan and most European countries. Another party has been granted various patents in the United States and in other countries on beta interferon itself. Biogen has obtained worldwide, non-exclusive rights under these patents to make, use and sell recombinant beta interferon. Two other patents issued in 1994 to competitors of Biogen with claims related to beta interferon; one in the United States and one in the European Patent Office. With respect to the United States patent, Biogen believes there are substantial issues of validity, enforceability and scope of claims. With respect to the European patent, Biogen has been aware of it for many years and believes that it has no applicability to Biogen's recombinant beta interferon product. Biogen has filed an opposition to the European patent in the European Patent Office seeking a revocation of the entire patent on grounds of lack of inventive step and lack of novelty. Biogen does not believe that either patent will prevent Biogen's commercialization of AVONEX TM interferon beta 1a for the treatment of multiple sclerosis.

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

     Biogen has granted Eli Lilly and Company ("Lilly") a non-exclusive license under certain of Biogen's patents for gene expression. Lilly uses the patented vectors and methods in several products that are on the market or in development.

     In March 1995, Biogen filed suit in the U.S. District Court for the District of Massachusetts against Amgen Inc. ("Amgen"). The suit seeks to enjoin Amgen from manufacturing and selling its Neupogen R human granulocyte colony stimulating factor in the United States and asks for damages for infringing activities. Biogen believes that to make Neupogen R, Amgen uses technology claimed in certain of Biogen's licensed patents for gene expression. Biogen does not expect a trial in the case prior to 1997.

     In September 1995, Biogen filed suit in the U.S. District Court for the District of Massachusetts against Pharmacia Inc. ("Pharmacia"). The suit seeks to enjoin Pharmacia from importing and selling its Genotropin R recombinant human growth hormone in the United States. Biogen believes that Genotropin R is made by a process that infringes certain of Biogen's licensed patents relating to the secretion of proteins. Biogen does not expect a trial in the case prior to 1997.

     Biogen's European patent relating to gene expression was opposed by Biotechnology General Corp. in December 1993. In August 1995, the Opposition Division of the European Patent Office sent an interim communication with a preliminary and non-binding opinion that, at the present stage of the proceedings, the patent would be maintained. A hearing is scheduled for March 1996.


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

     In General

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

     AVONEX TM

     As a treatment for multiple sclerosis, AVONEX TM will compete with interferon beta 1b which is sold in the United States under the brandname Betaseron(R) by Berlex Laboratories, Inc., a United States affiliate of Schering AG, Germany ("Schering AG"), and sold in Europe under the brandname Betaferon TM by Schering AG. In Italy and Spain, AVONEX TM will also compete with an extracted form of beta interferon sold by Ares Serono S.A. Biogen may also face competition from Teva Pharmaceuticals which has filed a New Drug Application with the FDA and applications for marketing approvals in other countries for Copolymer 1 as a treatment for multiple sclerosis. In addition, a number of other companies are working to develop products to treat multiple sclerosis which may in the future compete with AVONEX TM. Biogen believes that competition among treatments for multiple sclerosis will be based on product performance, service and price.

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

Employees

At December 31, 1995, Biogen employed 503 full-time employees, of whom 88 held Ph.D. and/or M.D. degrees. Of the 503 employees, approximately 186 were engaged in, or directly supported, research and development and approximately 137 were involved in, or directly supported, manufacturing, quality assurance/quality control, regulatory, medical operations and preclinical and clinical development. Biogen maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States, including the eight outside members of its Scientific Board.

Item 2 - Properties

     Substantially all of Biogen's facilities are located in Cambridge Massachusetts. In 1995, the Company completed construction of a 150,000 square foot building in Cambridge which houses laboratories and office space. The Company also leases a total of approximately 269,000 square feet of additional office and research and development space in all or part of five other buildings in Cambridge, consisting of a 67,000 square foot building housing manufacturing facilities, plant, laboratories and office space, a building with 64,000 square feet of space containing laboratories, purification and aseptic bottling facilities and office space, a multitenant building where the Company occupies approximately 95,000 square feet of office space, a 17,000 square foot building housing office space and a 26,000 square foot building designed for specialized research laboratories. The leases for the leased sites terminate in 2003, 2004, 2000, 2004 and 1996, respectively, each with the right to renew.

     The Company's European headquarters consists of 1,450 square meters of office space in a multitenant building in Nanterre, France. The lease for this space terminates in 2003. The Company also has small offices in England and Germany.

     In the second quarter of 1995, the Company began construction of a biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, is $57 million. The Company anticipates construction to be completed in 1997. The Company believes that its production plant in Cambridge, Massachusetts and existing outside sources will allow it to meet its production needs for clinical trials and its initial production needs for AVONEX TM until completion and FDA licensing of the North Carolina facility. Biogen believes that its existing facilities are in compliance with appropriate regulatory standards. The Company expects that additional facilities and outside sources will be required to meet the Company's future research and production needs.

Item 3 - Legal Proceedings

     During the fourth quarter of 1994, a total of six class action lawsuits were initiated against the Company and several of its directors and officers. On March 3, 1995, these cases were consolidated into a single proceeding in the United States District Court for the District of Massachusetts. The lawsuits generally allege that the Company and the named directors and officers violated federal securities laws in connection with the Company's public disclosures, including disclosures relating to its Hirulog R thrombin inhibitor and other disclosures made in connection with patent matters related to AVONEX TM. The plaintiffs seek damages in unspecified amounts. On January 23, 1996, in response to motions to dismiss the entire case filed by Biogen and the named officer and director defendants, the District Court issued a Memorandum and Order (dated January 22, 1996) dismissing most of the claims asserted in the plaintiffs' Second Amended Complaint, including all claims against the Company's outside directors and all claims based upon statements concerning patent matters related to AVONEX TM. The Court also dismissed most of the claims brought by the plaintiffs relating to statements concerning the Company's Hirulog(R) thrombin inhibitor, including all claims relating to the Hirulog(R) Phase II clinical trials. The only two claims remaining in the case pertain to statements concerning the results of the Hirulog(R) TIMI-7 clinical trials on unstable angina. The Court did not reach a decision on the merits of these claims. The Company will continue to defend vigorously the claims that remain in the case.

     For a description of legal proceedings relating to patent rights, see Item 1, "Business-Patents and Other Proprietary Rights."

Item 4 - Submission of Matters to a Vote of Security Holders

     None




Executive Officers

     The following is a list of the executive officers of the Company and their principal positions with the Company. Each individual officer serves at the pleasure of the Board of Directors.

Name                     Age    Positions

James L. Vincent . . .   56     Chairman of the Board of Directors,
                                Chief Executive Officer

James R. Tobin . . . . .  51    President and Chief Operating Officer

Michael J. Astrue  . . .  39    Vice President - General Counsel,
                                Secretary and Clerk

Kenneth M. Bate. . . .   45     Vice President - Marketing and Sales

Frank A. Burke, Jr.. .   52     Vice President - Human Resources

Lawrence S. Daniels. .   53     Vice President - Strategic Planning

Joseph M. Davie. . . .   56     Vice President - Research

Irving H. Fox. . . . .   52     Vice President - Medical Affairs

Timothy M. Kish  . . .   44     Vice President - Finance, Chief
                                Financial Officer and Treasurer

James C. Mullen. . . .   37     Vice President - Operations

Irvin D. Smith . . . . . 63     Vice President - Development
                                Operations

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

James R. Tobin joined the Company as its President and Chief Operating Officer in February 1994. Prior to joining the Company, Mr. Tobin served in various capacities at Baxter International, including Executive Vice President from 1988 until 1992 and President and Chief Operating Officer from 1992 until 1993. Mr. Tobin is a director of Creative BioMolecules, Inc., Medisense Inc. and Genovo, Inc.


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


Joseph M. Davie, M.D., Ph.D. was appointed Vice President -
Research of the Company in April 1993. Prior to joining the Company, Dr. Davie was employed by Searle Corporation where he served as Senior Vice President - Science and Technology from January 1993 to April 1993, President - Research and Development from July 1987 to January 1993 and Senior Vice President - Discovery Research from January 1987
to July 1987.   Dr. Davie is a director of Genovo, Inc.

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


PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters

The section entitled "Market for Securities" in the Company's 1995 Annual Report to Shareholders is hereby incorporated by reference.


Item 6 - Selected Financial Data

The section entitled "Selected Financial Data" in the Company's 1995 Annual Report to Shareholders is hereby incorporated by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders is hereby incorporated by reference.

Item 8 - Financial Statements and Supplementary Data

The sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows,"
"Consolidated Statements of Shareholders' Equity," "Notes to
Consolidated Financial Statements" and "Report of Independent
Accountants" in the Company's 1995 Annual Report to Shareholders are hereby incorporated by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors

The sections entitled "Election of Directors" and "Trading Reports" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1996, are hereby incorporated by reference.

Executive Officers

Information concerning the Company's Executive Officers is set forth in Part I of this Annual Report on Form 10-K.




Item 11 - Executive Compensation

The sections entitled "Election of Directors", "Executive
Compensation", "Joint Report on Compensation Philosophy" and
"Performance Graph" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1996, are hereby incorporated by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
Management

The section entitled "Share Ownership" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1996, is hereby incorporated by reference.

Item 13 - Certain Relationships and Related Transactions

The section entitled "Employment Arrangements with the Company and Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1996, is hereby incorporated by reference.

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form
8-K.

(a) Financial Statements and Financial Statement Schedules.

The following documents are filed as a part of this report:

1. Financial Statements, as required by Item 8 of this Form, incorporated by reference herein from the 1995 Annual Report to Shareholders attached hereto as Exhibit 13:

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

Notes to Consolidated
 Financial Statements           Annual Report under the caption
                                "Biogen, Inc. and Subsidiaries Notes
                                to Consolidated Financial
                                Statements."

Reports of
Independent Accountants         Annual Report under the caption
                                "Report of Independent
                                Accountants."

With the exception of the portions of the 1995 Annual Report to Shareholders specifically incorporated herein by reference, such report shall not be deemed filed as part of this Annual Report on Form 10-K.


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

(4.1)            Form of Common Stock Share Certificate (m)

(4.2)            Certificate of Designation of Series A Junior
                 Participating Preferred Stock  (f)

(4.3)            Rights Agreement dated as of May 8, 1989 between
                 Registrant and The First National Bank of Boston, as Rights Agent (f)

(10.1) Independent Consulting and Project Agreement dated as of June 29, 1979 between Registrant and Kenneth Murray (a)**

(10.2) Letter Agreement dated September 23, 1995 with Sir Kenneth Murray relating to renewal of Independent Consulting Agreement *,**

(10.3)           Minute of Agreement dated February 5, 1981 among
                 Registrant, The University Court of the University of Edinburgh and Kenneth Murray (a)**

(10.4) Independent Consulting Agreement dated as of June 29, 1979 between Registrant and Phillip A. Sharp
                  (a)**

(10.5)           Letter Agreement dated December 15, 1995 with
                 Phillip Sharp relating to chairmanship of Scientific Board and renewal of Independent
                 Consulting Agreement *,**

(10.6) Project Agreement dated as of December 14, 1979 between Registrant and Phillip A. Sharp (a)**

(10.7) Share Restriction and Repurchase Agreement dated as of December 15, 1979 between Registrant and
                 Phillip A. Sharp  (a)**

(10.8) Consulting Agreement dated as of April 1, 1991, as amended, between Registrant and Alexander G. Bearn
                 (i)**

(10.9)           Letter Agreement dated April 14, 1995 with Dr.
                 Alexander Bearn relating to renewal of Independent Consulting Agreement *,**

(10.10) Form of Amendment dated July 1, 1988 to Independent Consulting Agreement between Registrant and
                 Scientific Board Members (e)**

(10.11) Form of Share Purchase Agreement between Registrant and Scientific Board Members (a)**

(10.12) Form of Stock Option Agreement between Registrant and each of Alan Belzer, Harold W. Buirkle, James
                 W. Stevens and Roger H. Morley  (c)**

(10.13) Letter regarding employment of James L. Vincent dated September 23, 1985 (b)**

(10.14)          Form of Stock Option Agreement with James L.
                 Vincent under 1985 Non-Qualified Stock Option Plan
                 (k)**

(10.15)          Form of Stock Option Agreement with James L.
                 Vincent under 1985 Non-Qualified Stock Option Plan
                 (1995) *,**

(10.16) Letter dated December 13, 1989 regarding employment of Dr. Irving H. Fox (h)**

(10.17) Letter dated August 13, 1990 regarding employment of Mr. Kenneth M. Bate (i)**

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

(10.26)          Amendment dated December 22, 1986 to Development
                 Contract  (c)

(10.27)          Amendment dated January 1, 1987 to Development
                 Contract  (d)

(10.28) Extension Agreement dated October 10, 1989 relating to Development Contract (g)

(10.29) Extension Agreement dated December 31, 1993 relating to Development Contract (n)

(10.30) Extension Agreement dated December 31, 1995 relating to Development Contract *

(10.31) Joint Venture Option Agreement dated May 15, 1984 between Biogen, Inc. and Biogen Medical Products
                 Limited Partnership  (g)

(10.32) Purchase Option Agreement dated May 15, 1984 between Biogen B.V. and the limited partners of Biogen Medical Products Limited Partnership (g)

(10.33)          Guaranty dated May 15, 1984 to Biogen Medical
                 Products Limited Partnership by Registrant guaranteeing certain obligations of Biogen Medical Products, Inc., Biogen B.V. and Biogen, Inc. to the Partnership (g)

(10.34) Demand Loan Agreement dated October 1, 1989 between Biogen Medical Products Limited Partnership and
                 Biogen Medical Products, Inc.  (g)

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

(10.40) First Amendment to Lease dated January 19, 1989 amending Cambridge Center Lease dated October 4,
                 1982 (k)

(10.41) Second Amendment to Lease dated March 8, 1990 amending Cambridge Center Lease dated October 4,
                 1982 (k)

(10.42) Third Amendment to Lease dated September 25, 1991 amending Cambridge Center Lease dated October 4,
                 1982 (k)

(10.43)          Lease dated October 6, 1993 between North Parcel
                 Limited Partnership and Biogen Realty Limited
                 Partnership (n)


(10.44) 1983 Employee Stock Purchase Plan, as amended and restated through September 22, 1995 (*,**)

(10.45) 1982 Incentive Stock Option Plan as amended through April 25, 1995 and restated with form of Option
                 Agreement (q)**

(10.46) 1985 Non-Qualified Stock Option Plan as amended through April 25, 1995 and restated with form of Option Agreement (q) **

(10.47) 1987 Scientific Board Stock Option Plan as amended through April 3, 1992 and restated with form of Option Agreement (j)**

(10.48)          Voluntary Executive Supplemental Savings Plan (p)**

(10.49)          Supplemental Executive Retirement Plan (p)**

(10.50)          Voluntary Board of Directors Savings Plan (p)**

(10.51) Exclusive License and Development Agreement dated December 8, 1979 between Registrant and Schering
                 Corporation (a)

(10.52)          Amendatory Agreement dated May 14, 1985 to
                 Exclusive License and Development Agreement dated December 8, 1979 (b)

(10.53) Amendment and Settlement Agreement dated September 29, 1988 to Exclusive License and Development
                 Agreement dated December 8, 1979 (k)

(10.54) Amendment dated March 20, 1989 to Exclusive License and Development Agreement dated December 8, 1979
                 (k)

(10.55) License Agreement (United States) dated March 28, 1988 between Registrant and SmithKline Beecham
                 Biologicals, s.a. (as successor to Smith Kline-
                 R.I.T, s.a.) (k)

(10.56) License Agreement (International) dated March 28, 1988 between Registrant and SmithKline Beecham
                 Biologicals, s.a. (as successor to Smith Kline-
                 R.I.T., s.a.) (k)

(10.57) Sublicense Agreement dated as of February 15, 1990 among Registrant, SmithKline Beecham Biologicals, s.a (as successor to SmithKline Biologicals, s.a.) and Merck and Co., Inc. (k)

(10.58) Supplemental Amendment and Agreement dated as of March 1, 1994 between the Registrant and Schering Corporation (o)

(11)             Computation of Earnings per Share *

(12)             None

(13)             Incorporated portions from Biogen, Inc. 1995 Annual
                 Report to Shareholders *

(22)             Subsidiaries of the Registrant  *

(24.1)           Consent of Price Waterhouse LLP (Included in Part
                 IV hereof)

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

            (p) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-12042, and incorporated herein by reference.

            (q) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-12042, and incorporated herein by reference.


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

Dated  January 26, 1996

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures               Title                  Date

/s/ James L. Vincent        Chairman of the Board     January 26, 1996
James L. Vincent            and Chief Executive Officer
                            (principal executive officer)

/s/ Timothy M. Kish          Vice President - Finance,January 26, 1996
Timothy M. Kish              Chief Financial Officer
                             and Treasurer (Principal
                             financial and accounting officer)

/s/ Alexander Bearn          Director                 January 26, 1996
Alexander Bearn

/s/ Harold W. Buirkle        Director                 January 26, 1996
Harold W. Buirkle

/s/ Alan Belzer              Director                 January 26, 1996
Alan Belzer

/s/ Roger H. Morley          Director                 January 26, 1996
Roger H. Morley

/s/ Kenneth Murray           Director                 January 26, 1996
Kenneth Murray

/s/ Phillip A. Sharp         Director                 January 26, 1996
Phillip A. Sharp

/s/ James W. Stevens         Director                 January 26, 1996
James W. Stevens

/s/ James R. Tobin           Director                 January 26, 1996
James R. Tobin

                            EXHIBIT INDEX


Exhibit No.      Description

(10.2) Letter Agreement dated September 23, 1995 with Sir Kenneth Murray relating to renewal of Independent Consulting Agreement

(10.5)           Letter Agreement dated December 15, 1995 with
                 Phillip Sharp relating to chairmanship of Scientific Board and renewal of Independent
                 Consulting Agreement

(10.9)           Letter Agreement dated April 14, 1995 with Dr.
                 Alexander Bearn relating to renewal of Independent Consulting Agreement

(10.15)          Form of Stock Option Agreement with James L.
                 Vincent under 1985 Non-Qualified Stock Option Plan
                 (1995)

(10.30) Extension Agreement dated December 31, 1995 relating to Development Contract.

(10.44) 1983 Employee Stock Purchase Plan, as amended and restated through September 22, 1995

(11)             Computation of Earnings per Share

(13)             Incorporated portions from Biogen, Inc. 1995 Annual
                 Report to Shareholders

(22)             Subsidiaries of the Registrant

(24.1)           Consent of Price Waterhouse LLP