Form 10-Q
period 1996-03-31
BIOGEN INC
filed 1996-07-09
CIK 714655

SECURITIES AND EXCHANGE COMMISSION    Total Pages-   16
                          WASHINGTON, D.C. 20549          Exhibit Index- 14


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1996

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
                             Yes  X    No

     Number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1996:

    Common Stock, par value $0.01                   35,695,744
        (Title of each class)                   (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets -
    March 31, 1996 and December 31, 1995. . . . . . . . . . . . . . .3

  Condensed Consolidated Statements of Income -
    Three months ended March 31, 1996 and 1995. . . . . . . . . . . .4

  Condensed Consolidated Statements of Cash Flows -
    Three months ended March 31 1996 and 1995 . . . . . . . . . . . .5

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

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                              March 31,1996   Dec. 31,1995
                                               (unaudited)
ASSETS
  Current assets
   Cash and cash equivalents . . . . . . . . . . $  32,489      $  45,770
   Marketable securities . . . . . . . . . . . .   260,943        262,178
   Accounts receivable . . . . . . . . . . . . .    15,797         19,612
   Inventory . . . . . . . . . . . . . . . . . .    11,895          7,131
   Other . . . . . . . . . . . . . . . . . . . .     6,205          5,618
                                                  --------       --------
   Total current assets. . . . . . . . . . . . .   327,329        340,309
                                                  --------       --------
  Property, plant and equipment
   Total cost. . . . . . . . . . . . . . . . . .   174,185        155,014
   Less accumulated depreciation . . . . . . . .    42,984         39,966
                                                  --------       --------
   Property, plant and equipment, net. . . . . .   131,201        115,048
                                                  --------       --------
  Other assets
   Patents, net. . . . . . . . . . . . . . . . .     7,421          7,988
   Other . . . . . . . . . . . . . . . . . . . .     5,999          5,856
                                                  --------       --------
   Total other assets. . . . . . . . . . . . . .    13,420         13,844
                                                  --------       --------
                                                 $ 471,950      $ 469,201
                                                  ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable . . . . . . . . . . . . . . $   9,111      $  12,512
    Current portion long-term debt . . . . . . .     1,667          1,667
    Other current liabilities. . . . . . . . . .    39,922         39,216
                                                  --------       --------
    Total current liabilities. . . . . . . . . .    50,700         53,395
                                                  --------       --------
  Long-term debt . . . . . . . . . . . . . . .      39,912         32,826
                                                  --------       --------
  Shareholders' equity:
    Common stock . . . . . . . . . . . . . . . .       357            355
    Additional paid in capital . . . . . . . . .   413,517        409,148
    Accumulated deficit. . . . . . . . . . . . .   (31,357)       (27,699)
    Unrealized (gain)loss on
     marketable securities . . . . . . . . . . .    (1,083)         1,245
    Cumulative translation adjustments . . . . .       (96)           (69)
                                                  --------       --------
    Total shareholders' equity . . . . . . . . .   381,338        382,980
                                                  --------       --------
                                                 $ 471,950      $ 469,201
                                                  ========       ========

See Notes to Condensed Consolidated Financial Statements.



                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)



                                                   Three months ended
                                                        March 31,
                                                   1996          1995
REVENUES

  Royalties . . . . . . . . . . . . . . . . . . . $ 34,378      $ 31,953
  Interest. . . . . . . . . . . . . . . . . . . .    4,465         4,017
                                                  --------      --------
  Total revenues. . . . . . . . . . . . . . . . .   38,843        35,970
                                                  --------      --------
EXPENSES

  Cost of sales . . . . . . . . . . . . . . . . .    4,153         2,504
  Research and development. . . . . . . . . . . .   24,411        20,435
  Selling, general and administrative . . . . . .   13,246         7,521
  Other . . . . . . . . . . . . . . . . . . . . .      509         2,461
                                                  --------      --------
  Total expenses. . . . . . . . . . . . . . . . .   42,319        32,921
                                                  --------      --------
INCOME(LOSS) BEFORE INCOME TAXES. . . . . . . . .   (3,476)        3,049

Income taxes. . . . . . . . . . . . . . . . . . .      182           215
                                                  --------      --------
NET INCOME(LOSS). . . . . . . . . . . . . . . . . $ (3,658)     $  2,834
                                                  ========      ========

NET INCOME(LOSS) PER SHARE. . . . . . . . . . . . $  (0.10)     $   0.08
                                                  ========      ========

Average shares outstanding. . . . . . . . . . . .   35,600        35,477
                                                  ========      ========


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                     Three months ended
                                                          March 31,
                                                      1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss). . . . . . . . . . . . . . . . . $ (3,658)   $  2,834
  Adjustments to reconcile net income(loss) to net
    cash provided from operating activities:
   Depreciation and amortization. . . . . . . . . .    3,629       2,276
   Other. . . . . . . . . . . . . . . . . . . . . .      401         212
   Changes in:
    Accounts receivable . . . . . . . . . . . . . .    3,815       5,984
    Other current assets. . . . . . . . . . . . . .   (5,351)     (1,162)
    Other assets. . . . . . . . . . . . . . . . . .     (142)        (19)
    Accounts payable and
     other current liabilities. . . . . . . . . . .   (7,271)     (9,310)
                                                    --------    --------
  Net cash provided from (used by)
    operating activities. . . . . . . . . . . . . .   (8,577)        815
                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities. . . . . . . . (119,091)    (31,939)
  Proceeds from sales of marketable securities. . .  118,088      29,791
  Acquisitions of property and equipment. . . . . .  (15,112)     (9,970)
  Additions to patents. . . . . . . . . . . . . . .      (44)       (682)
                                                    --------    --------
  Net cash used by investing activities . . . . . .  (16,159)    (12,800)
                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt. . . . .    7,086      25,000
  Issuance of common stock. . . . . . . . . . . . .    4,369         690
                                                    --------    --------
  Net cash provided from financing activities . . .   11,455      25,690
                                                    --------    --------

NET INCREASE(DECREASE) IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . . . . .  (13,281)     13,705

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD . . . . . . . . . . . . . . .   45,770      54,682
                                                    --------    --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD . . . . . . . . . . . . . . . . . . $ 32,489   $  68,387
                                                    ========    ========


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report. Interim results are not necessarily indicative of the operating results for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured term loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005. In the second quarter of 1995, the Company began construction of its biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, of this facility is $57 million. As of March 31, 1996, the Company had paid or been invoiced approximately $32 million and had additional commitments totaling approximately $24 million on this project. In August 1995, the Company entered into a loan agreement with a bank for financing of this project. Under the terms of the agreement, the Company may advance funds during the construction period up to $50 million. As of March 31, 1996, funds advanced were approximately $21 million.

    Terms of the loan agreements include various covenants, including financial covenants which require the Company to maintain minimum net worth, cash flow and various financial ratios. The loans are secured by the underlying buildings.

3. Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products and are expensed as research and development costs when consumed. Inventories, net of applicable reserves and allowances, at March 31, 1996 and December 31, 1995 are as follows:
                                         (In Thousands)
                                 March 31,1996    December 31, 1995
            Raw materials         $      3,809      $      3,051
            Work in process              5,409             2,968
            Finished goods               2,677             1,112
                                    ----------        ----------
                                  $     11,895      $      7,131
                                    ==========        ==========

                                                                     Page 7
                       BIOGEN, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1996 QUARTER COMPARED TO 1995 QUARTER

For the first quarter ended March 31, 1996, the Company reported a net loss of $3.7 million or $(.10) per share as compared to net income of $2.8 million or $0.08 per share in the first quarter of 1995.

Total revenues for the current quarter were $38.8 million as compared to $36.0 million in the comparable 1995 quarter. The increase of $2.8 million or 8% primarily relates to an increase in the royalties received from Schering-Plough Corporation, the Company's licensee for alpha interferon, while royalties received from licensee sales of hepatitis B vaccines, sold by SmithKline Beecham plc ("SmithKline") and Merck & Co., Inc., remained flat. In the near term, the Company expects overall sales of licensee products to continue at or near current levels although royalty income may fluctuate depending on changes in sales volumes for specific products. These sales levels and the Company's royalties may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals, vaccination programs or licensing arrangements.

Interest income for the current quarter increased from the comparable 1995 quarter primarily due to an increase in invested funds.

Total expenses for the current quarter were $42.3 million as compared to $32.9 million in the comparable 1995 quarter. Cost of sales increased approximately $1.7 million or 66%, primarily due to additional royalty obligations to third parties. Research and development expenses increased $4.0 million, due primarily to research funding under an existing collaboration agreement and payments made to acquire certain patent rights. The Company expects that, in the long-term, research and development expenses will increase as the Company expands its development efforts with respect to new products and begins clinical trials of these products. Selling, general and administrative expenses increased approximately $5.7 million or 76% in the 1996 quarter as compared to the 1995 quarter, due primarily to higher costs from the start-up of a domestic sales organization and market development efforts in the United States and Europe related to AVONEX(TM). During the current quarter, the Company completed most of the hiring of its domestic sales force and continued the ramp-up of its corporate and administrative departments to support the Company's future commercial operations. The Company expects that selling, general and administrative expenses will continue to increase as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(TM). The anticipated level of expense will depend on the status of regulatory approvals in the United States and in Europe and, if approved, the overall sales levels achieved by AVONEX(TM). In December 1995, an independent advisory committee to the U.S. Food and Drug Administration (FDA) unanimously recommended that the FDA approve the Company's product license applications for AVONEX(TM) as a treatment for relapsing forms of multiple sclerosis. The Company has also filed an application with the FDA for an establishment license for its Cambridge, Massachusetts facility and an application for marketing approval for AVONEX(TM) in several other jurisdictions, including Canada and the European Union.

                                                                     Page 8
Income tax expense for 1996 and 1995 varied from the amount computed at U.S. federal statutory rates, primarily as a result of the impact of net operating loss carryforwards. As of December 31, 1995, the Company had a net deferred tax asset of $57.1 million (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carryforwards and other tax credits. At December 31, 1995, the Company had a 100% valuation allowance against the net deferred tax asset. If this net deferred tax asset is fully realized through sufficient future profitability, future reversals of the valuation allowance will, on a cumulative basis, reduce future income tax expense by approximately $21.3 million and increase paid-in capital by approximately $35.8 million. Realization of the net deferred tax asset and future reversals of the valuation allowance depend on the Company's ability to achieve future profitability through earnings from existing sources and from sales of AVONEX(TM) or other proprietary products. The timing and amount of future earnings will depend on the Company's success in obtaining regulatory approval for and in marketing and selling AVONEX(TM), as well as the results of development, clinical trials and commercialization of other products under development. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

Under Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", the Company would be required to recognize all or a portion of its $57.1 million net deferred tax asset, with corresponding increases to net income and paid-in capital, if it believed that it was more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and tax credits would be realized. Given the possibility of fluctuations in the Company's revenue stream, anticipated increases in the Company's expenses, the uncertainties involved in obtaining regulatory approval for AVONEX(TM) and in successfully commercializing the product and the risks and uncertainties associated with taking new products through the development pipeline, the Company has concluded, based on the standard set forth in SFAS 109, that it is more likely than not that the Company will not realize any benefits from its net deferred tax asset, and it has therefore recorded a 100% reserve against the asset. In making its determination under SFAS 109, the Company considered its positive earnings history in 1992, 1993, and 1995, although the weight given to this past history was partially offset by the Company's loss in 1994 and in the current quarter, the increases in expenses since 1992 and the short-term nature of some of the events leading to the revenue growth in 1992 and 1993. Since the Company is not involved in the development or sale of products by licensees, the Company is unable to accurately predict the timing or potential impact of all of the events or trends which may affect licensee sales or when and for how long these events or trends are likely to affect the Company's royalty income. The Company also considered whether to take into account potential profits that the Company may earn on sales of AVONEX(TM), if the product is approved and successfully marketed. The Company recognized, however, that it has never marketed or sold its own proprietary drug and faces a number of hurdles if it is to be successful in commercializing AVONEX(TM), including obtaining regulatory approval for the product, establishing customer service, marketing and sales organizations, successively overcoming legal and other challenges presented by competitors and obtaining market acceptance for the product. The Company viewed its lack of operating history as a fully integrated biopharmaceutical company, the number of hurdles it faces to successfully commercialize AVONEX(TM) and the uncertainties related to the Company's revenue stream as support for recording a 100% reserve against its net deferred tax asset under SFAS 109.
                                                                     Page 9
The Company finally considered as support for the reserve the Company's current expectation that, as a result of commercialization ramp-up and pipeline expansion activities, expenses will exceed revenues until such time as the Company has profitably marketed AVONEX(TM). The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation". Biogen intends to adopt SFAS 123 through disclosure only in 1996.


Financial Condition

At March 31, 1996, the Company had cash, cash equivalents and marketable securities of $293.4 million, a $14.5 million decrease from the $307.9 million on hand at December 31, 1995. Working capital decreased $10.3 million to $276.6 million. Net cash used by operating activities for the three months ended March 31, 1996 was $8.6 million while the Company's common stock option and purchase plans provided $4.4 million. The Company also received $7.1 million under a secured term loan agreement with a bank. Outflows of cash included investments in property and equipment and patents of $15.2 million.

In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured term loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005. In the second quarter of 1995, the Company began construction of its biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, of this facility is $57 million. As of March 31, 1996, the Company had paid or been invoiced approximately $32 million and had commitments totaling approximately $24 million on this project. In August 1995, the Company entered into a loan agreement with a bank for financing of this project. Under the terms of the agreement, the Company may be advanced funds during the construction period up to $50 million. As of March 31, 1996, funds advanced were approximately $21 million.

In the first quarter of 1993, SmithKline initiated arbitration in the United States regarding the rate of royalties payable from sales of hepatitis B vaccines by SmithKline in the United States. The amount paid by SmithKline and in dispute as of March 31, 1996 was approximately $24 million. In April 1995, an arbitration panel ruled in Biogen's favor. On June 30, 1995, SmithKline made a motion to vacate this decision in the Federal District Court for the Southern District of New York. On May 2, 1996, the Federal District Court upheld the arbitration panel's ruling. An appeal by SmithKline of this ruling is possible. However, the Company believes that, in the event of such appeal, an adverse ruling is not probable and, therefore no amount has been accrued.

During the fourth quarter of 1994, a total of six class action lawsuits were initiated against the Company and several of its directors and officers. These cases have been consolidated into a single proceeding in the United States District Court for the District of Massachusetts. The lawsuits generally allege that the Company and the named directors and officers violated federal securities laws in connection with the Company's public disclosures, including disclosures relating to HIRULOG(R) and other disclosures made in connection with patent matters related to AVONEX(TM).
                                                                  Page 10
The plaintiffs seek damages in unspecified amounts. On January 23, 1996, the Federal District Court dismissed all claims against the Company's outside directors, all claims related to AVONEX(TM) and most of the claims relating to statements concerning the Company's HIRULOG(R) thrombin inhibitor. The only claims remaining in the case pertain to statements concerning the results of the HIRULOG(R) TIMI-7 clinical trial. The Court did not reach a decision on the merits of these claims. Proceedings with respect to the remaining claims are in the preliminary stages and accordingly, no estimate can be made as to the amount or range of any potential loss which could result from the final outcome of this matter. The Company believes that an adverse ruling is not probable, and no amount has been accrued.

On April 26, 1996, Berlex Laboratories, Inc. ("Berlex"), the U.S. subsidiary of Schering A.G., headquartered in Berlin, Germany, filed a lawsuit in the Federal District Court for the District of Colombia against the United States Food and Drug Administration ("FDA") seeking a temporary restraining order, preliminary and permanent injunctive relief and a declaratory judgment to prevent the FDA from approving the product license application (PLA) and establishment license application (ELA) for Biogen's AVONEX(TM) interferon beta 1a. On April 30, 1996, the Company intervened in the proceeding. Berlex claims that the FDA's grant to Biogen of a license to market AVONEX(TM) would violate the orphan drug status of Berlex's Betaseron(R) product and that the FDA would violate its own procedures if it licenses AVONEX(TM). On April 30, 1996, the U.S. District Court denied Berlex's motion for a temporary restraining order in the lawsuit. The Company anticipates that Berlex will continue to pursue its lawsuit. The Company believes, however, based on information currently available, that it is not probable that Berlex will prevail in its efforts to prevent the FDA from approving the license for AVONEX(TM) or, if the license is approved, in efforts to compel the FDA to subsequently revoke the license.

The Company currently believes that the financial resources available to it, including its current working capital and its existing and anticipated contractual relationships, will be sufficient to finance its planned operations and capital expenditures for the near term. However, the Company may have additional funding needs, the extent of which will depend upon the level of royalties and product sales, competitive and technological developments, the outcome of clinical trial programs, the receipt and timing of required regulatory approvals for products, the results of research and development efforts, and business expansion opportunities. Accordingly, from time to time, the Company may obtain funding through various means which could include collaborative agreements, lease or mortgage financings, sales of equity or debt securities and other financing arrangements.

Outlook

Having completed the majority of the development effort for AVONEX(TM), the Company has begun to expand its development efforts related to other products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third party technologies or products, or other types of investments. Since the Company does not currently market any drugs directly, the Company is in the process of building a commercial infrastructure both in North America and in Europe to market and sell AVONEX(TM). The timing, nature and scope of the activities related to the building of a commercial infrastructure will continue to depend on the status of the Company's regulatory filings and

                                                                    Page 11
approval activities. As development efforts expand and as AVONEX(TM) ramp-up activities evolve, the Company anticipates that expenses will exceed revenues until such time as the Company has successfully marketed
AVONEX(TM). As a result, the Company does not expect past operating results to be indicative of future operating results.

Certain of the statements set forth above and elsewhere in the financial statements, including statements regarding the anticipated AVONEX(TM) approval, rate of the Company's royalties in the future, the Company's future expenses, and predictions as to the anticipated outcome of pending litigation, are forward-looking and are based upon the Company's current belief of the outcome and timing of such future events. Important factors which could negatively impact the Company's results of operations going forward are set forth under "Risks Associated with Drug Development" in the Company's Form 10-K and under Results of Operations and Financial Condition in this Form 10-Q and below.

While the Company's ability to achieve profitability in prior years has been dependent mainly on the level of royalty revenues as compared to expenses, the Company's future profitability will be dependent on the outcome of a number of factors. These include: the level of royalties from existing licensee product sales; the timing and extent of royalties from additional licensing opportunities; successful completion of development activities related to AVONEX(TM); receipt of timely FDA and European regulatory approval for AVONEX(TM); the level of revenues and profitability from AVONEX(TM) sales, provided that the product is approved; the cost and success of developing and commercializing other products the Company is developing; and the cost and success of other business opportunities that may arise from time to time. There can be no assurance that the Company will achieve a positive outcome with respect to any of these factors, or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in the profitability of the Company.



























                                                                    Page 12

With respect to the unaudited condensed consolidated financial information of Biogen, Inc. and its subsidiaries at March 31, 1996 and for the three month periods ended March 31, 1996 and 1995, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 12, 1996 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biogen, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biogen, Inc. and its subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and of cash flows for the three month periods ended March 31, 1996 and 1995. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, of cash flows and of shareholders' equity for the year then ended (not presented herein), and in our report dated January 23, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Price Waterhouse LLP
- ------------------------
Boston, Massachusetts
April 12, 1996

                        PART II - OTHER INFORMATION                 Page 13


Item 1 - Legal Proceedings

  On April 26, 1996, Berlex Laboratories, Inc. ("Berlex"), the U.S. subsidiary of Schering A.G., headquartered in Berlin, Germany, filed a lawsuit in the Federal District Court for the District of Colombia against the United States Food and Drug Administration ("FDA") seeking a temporary restraining order, preliminary and permanent injunctive relief and a declaratory judgment to prevent the FDA from approving the product license application (PLA) and establishment license application (ELA) for Biogen's AVONEX(TM) interferon beta 1a. On April 30, 1996, the Company intervened in the proceeding. Berlex claims that the FDA's grant to Biogen of a license to market AVONEX(TM) would violate the orphan drug status of Berlex's Betaseron(R) product and that the FDA would violate its own procedures if it licenses AVONEX(TM). On April 30, 1996, the U.S. District Court denied Berlex's motion for a temporary restraining order in the lawsuit. The Company anticipates that Berlex will continue to pursue its lawsuit. The Company believes, however, based on information currently available, that it is not probable that Berlex will prevail in its efforts to prevent the FDA from approving the license for AVONEX(TM) or, if the license is approved, in efforts to compel the FDA to subsequently revoke the license.



Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits


       No. 11     Computation of Earnings per Share.
       No. 15     Letter from Price Waterhouse LLP.


  (b) There were no reports on Form 8-K filed for the quarter ended March 31, 1996.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BIOGEN, INC.



      Dated:  May 8, 1996                    /s/Timothy M. Kish
                                     ----------------------------------
                                     Timothy M. Kish
                                     Vice President-Finance and
                                     Chief Financial Officer

                                 EXHIBITS                           Page 14



Index to Exhibits.



    No. 11     Computation of Earnings per Share.

    No. 15     Letter from Price Waterhouse LLP.