Form 10-Q
period 1996-06-30
BIOGEN INC
filed 1996-08-14
CIK 714655

SECURITIES AND EXCHANGE COMMISSION    Total Pages-   15
                          WASHINGTON, D.C. 20549          Exhibit Index- 14


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1996

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
                             Yes  X    No

     Number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1996:

  Common Stock, par value $0.01                    35,763,461
      (Title of each class)                    (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                 Page No.

PART I - FINANCIAL INFORMATION

   Condensed Consolidated Balance Sheets -
     June 30, 1996 and December 31, 1995. . . . . . . . . . . . . .   3

   Condensed Consolidated Statements of Income -
     Three months and six months ended June 30, 1996 and 1995 . . .   4

   Condensed Consolidated Statements of Cash Flows -
     Six months ended June 30, 1996 and 1995. . . . . . . . . . . .   5

   Notes to Condensed Consolidated Financial Statements . . . . . .   6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations. . . . . . . . . . . . . .   8

 PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .   12



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

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                              June 30,1996  Dec. 31,1995
                                               (unaudited)
ASSETS
   Current assets
    Cash and cash equivalents . . . . . . . . .  $ 50,058      $ 45,770
    Marketable securities . . . . . . . . . . .   227,119       262,178
    Accounts receivable, net. . . . . . . . . .    27,537        19,612
    Inventory . . . . . . . . . . . . . . . . .    16,618         7,131
    Other . . . . . . . . . . . . . . . . . . .     6,734         5,618
                                                 --------      --------
    Total current assets. . . . . . . . . . . .   328,066       340,309
                                                 --------      --------
   Property, plant and equipment
    Total cost. . . . . . . . . . . . . . . . .   192,538       155,014
    Less accumulated depreciation . . . . . . .    46,049        39,966
                                                 --------      --------
    Property, plant and equipment, net. . . . .   146,489       115,048
                                                 --------      --------
   Other assets
    Patents, net. . . . . . . . . . . . . . . .     8,326         7,988
    Other . . . . . . . . . . . . . . . . . . .     6,770         5,856
                                                 --------      --------
    Total other assets. . . . . . . . . . . . .    15,096        13,844
                                                 --------      --------
                                                 $489,651      $469,201
                                                 ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
    Accounts payable. . . . . . . . . . . . . .  $ 15,383      $ 12,512
    Current portion long-term debt. . . . . . .     1,667         1,667
    Other current liabilities . . . . . . . . .    47,341        39,216
                                                 --------      --------
    Total current liabilities . . . . . . . . .    64,391        53,395
                                                 --------      --------
   Long-term debt . . . . . . . . . . . . . . .    51,035        32,826
                                                 --------      --------
   Shareholders' equity
    Common stock. . . . . . . . . . . . . . . .       358           355
    Additional paid-in capital. . . . . . . . .   415,987       409,148
    Accumulated deficit . . . . . . . . . . . .   (40,452)      (27,699)
    Unrealized gain (loss) on
     marketable securities. . . . . . . . . . .    (1,598)        1,245
    Cumulative translation adjustment . . . . .       (70)          (69)
                                                 --------      --------
    Total shareholders' equity. . . . . . . . .   374,225       382,980
                                                 --------      --------
                                                 $489,651      $469,201
                                                 ========      ========



See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)




                                        Three Months         Six Months
                                       Ended June 30,       Ended June 30,
                                       1996      1995       1996      1995

REVENUES

   Product. . . . . . . . . . . . .  $ 6,125  $     --   $  6,125  $     --
   Royalties. . . . . . . . . . . .   35,032    32,717     69,410    64,670
   Interest . . . . . . . . . . . .    4,244     4,179      8,709     8,196
                                     -------   -------    -------   -------
   Total revenues . . . . . . . . .   45,401    36,896     84,244    72,866
                                     -------   -------    -------   -------
EXPENSES

   Cost of sales. . . . . . . . . .    3,836     2,648      7,989     5,152
   Research and development . . . .   29,302    21,270     53,713    41,705
   Selling, general and
     administrative . . . . . . . .   19,747    10,003     32,993    17,524
   Other. . . . . . . . . . . . . .      809     2,056      1,318     4,517
                                     -------   -------    -------   -------
   Total expenses . . . . . . . . .   53,694    35,977     96,013    68,898
                                     -------   -------    -------   -------

INCOME (LOSS) BEFORE INCOME TAXES .   (8,293)      919    (11,769)    3,968

Income taxes. . . . . . . . . . . .      800       205        982       420
                                     -------   -------    -------   -------
NET INCOME (LOSS) . . . . . . . . .  $(9,093)  $   714   $(12,751)  $ 3,548
                                     =======   =======    =======   =======

NET INCOME (LOSS) PER SHARE . . . .  $ (0.25)  $  0.02    $ (0.36)  $  0.10
                                     =======   =======    =======   =======

Average shares outstanding. . . . .   35,708    35,737     35,654    35,607
                                     =======   =======    =======   =======




See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                     Six Months Ended
                                                          June 30,
                                                   1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . .  $(12,751)        $  3,548
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
   Depreciation and amortization. . . . . . . .     7,334            5,001
   Other. . . . . . . . . . . . . . . . . . . .      (217)             302
   Changes in:
    Accounts receivable . . . . . . . . . . . .    (7,925)           1,602
    Other current assets. . . . . . . . . . . .   (10,603)          (2,130)
    Other assets. . . . . . . . . . . . . . . .        87              (34)
    Accounts payable and
     other current liabilities. . . . . . . . .     8,064          (10,900)
                                                 --------          -------
  Net cash used by operating activities . . . .   (16,011)          (2,611)
                                                 --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities. . . . . .  (179,859)        (117,587)
  Proceeds from sales of marketable securities.   212,662          108,599
  Acquisitions of property, plant and
   equipment. . . . . . . . . . . . . . . . . .   (35,565)         (23,002)
  Additions to patents. . . . . . . . . . . . .    (1,589)          (1,120)
                                                 --------          -------
  Net cash used by investing activities . . . .    (4,351)         (33,110)
                                                 --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt. . .    19,042           25,000
  Payments of long-term debt. . . . . . . . . .      (833)              --
  Issuance of common stock. . . . . . . . . . .     6,441            2,777
                                                 --------          -------
  Net cash provided from financing activities .    24,650           27,777
                                                 --------          -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . . .     4,288           (7,944)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD . . . . . . . . . . . . .    45,770           54,682
                                                 --------          -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD . . . . . . . . . . . . . . . .  $ 50,058         $ 46,738
                                                 ========          =======



See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary to present fairly the financial position, results of operations and cash flows of the Company. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report. Interim results are not necessarily indicative of the operating results for any other interim period or for the full year.

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

2. On May 17, 1996, the Company received a license from the U.S. Food and Drug Administration ("FDA") to market AVONEX(TM) (Interferon beta-1a), a new drug for treatment of relapsing forms of multiple sclerosis. Revenues from product sales are recognized when goods are shipped and are net of third party contractual allowances.

3. In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured term loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005. In the second quarter of 1995, the Company began construction of its biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, of this facility is $57 million. As of June 30, 1996, the Company had paid or been invoiced approximately $42 million and had additional commitments totaling approximately $14 million on this project. In August 1995, the Company entered into a loan agreement with a bank for financing of this project. Under the terms of the agreement, the Company may advance funds during the construction period up to $50 million. As of June 30, 1996, funds advanced were approximately $29 million.

   Terms of the loan agreements include various covenants, including financial covenants which require the Company to maintain minimum net worth, cash flow and various financial ratios. The loans are secured by the underlying buildings.

4. Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. Inventories, net of applicable reserves and allowances, at June 30, 1996 and December 31, 1995 are as follows:

                                          (In Thousands)
                                 June 30, 1996    December 31, 1995
          Raw materials          $     4,375         $     3,051
          Work in process              6,604               2,968
          Finished goods               5,639               1,112
                                 -----------         -----------
                                 $    16,618         $     7,131
                                 ===========         ===========

5. Effective July 1, 1996, the Company signed a collaborative research and commercialization agreement with Ontogeny, Inc. ("Ontogeny"), a private biotechnology company, for the development and commercialization of three specific Hedgehog cell differentiation proteins. The Company acquired a minority equity interest in Ontogeny as well as certain exclusive, worldwide rights related to products based on the Hedgehog proteins for most disease areas. The Company has agreed to fund approximately $6 million in research and development costs at Ontogeny over two years and to make license fees and milestone payments to Ontogeny of up to $27 million per Hedgehog protein, depending on the achievement of certain clinical, regulatory and commercial milestones.

6. On June 7, 1996, Berlex Laboratories, Inc. ("Berlex") filed an amended complaint in its ongoing suit against the FDA. Biogen is an intervenor-defendant in that litigation. Berlex alleges that the FDA violated its own procedures and the Orphan Drug law in approving AVONEX(TM) and seeks injunctive relief to rescind or suspend the FDA's approval. In July, 1996, the FDA and Biogen filed separate motions to dismiss Berlex's
   amended complaint.   Berlex has opposed the motions to dismiss and has
   filed a motion for summary judgment on one count of the amended complaint. A hearing on the motions to dismiss and the motion for summary judgment has been set for September 5, 1996. No final decision has yet been reached in this litigation.

   On July 3, 1996, Berlex filed suit against Biogen alleging that Biogen's production of AVONEX(TM) infringes Berlex's "McCormick" patent in the United States. Berlex seeks a judgment granting it unspecified damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. On May 3, 1996, Biogen filed suit against Schering AG ("Schering"), Berlex and the Board of Trustees of the Leland Stanford, Jr. University ("Stanford") seeking a judgment which declares the McCormick patent invalid and not infringed by Biogen and which enjoins Schering, Berlex and Stanford from asserting any charge of infringement of the McCormick patent or asserting any civil action against Biogen and its customers or users of AVONEX(TM).

   The Company's management believes that it has meritorious defenses to the preceding claims and given these defenses, believes the ultimate outcome of these legal proceedings will not have a material adverse effect on the results of operations or financial position of the Company.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 8

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Overview

Biogen, Inc. (the "Company") is a biopharmaceutical company principally engaged in developing and manufacturing drugs for human healthcare through genetic engineering. On May 17, 1996, the Company received a license from the U.S. Food and Drug Administration ("FDA") to market AVONEX(TM) (Interferon beta-1a), the Company's first commercial product, as a treatment for relapsing forms of multiple sclerosis. During the six-week period following FDA approval, revenues from sales of AVONEX(TM) were $6.1 million. Revenues from the first six weeks of AVONEX(TM) sales are included under product revenues in the three- and six-month periods ended June 30, 1996.

Results of Operations

For the second quarter ended June 30, 1996, the Company reported a net loss of $9.1 million or $0.25 per share as compared to net income of $0.7 million or $0.02 per share in the second quarter of 1995. For the six months ended June 30, 1996, the Company recorded a net loss of $12.8 million or $0.36 per share as compared to net income of $3.5 million or $0.10 per share for the comparable period of 1995.

Total revenues for the second quarter of 1996 were $45.4 million, including $6.1 million from sales of AVONEX(TM), compared to $36.9 million in the comparable quarter of 1995. Excluding sales of AVONEX(TM), revenues increased 7% primarily as a result of an increase in ongoing royalties received from Schering-Plough Corporation ("Schering-Plough"), the Company's licensee for alpha interferon. The increase in royalties from alpha interferon was partially offset by a decrease in royalties on sales of Hepatitis B vaccines sold by SmithKline Beecham plc ("SmithKline") and Merck & Co, Inc. ("Merck"). The market for Hepatitis B vaccines decreased from the prior year quarter in the United States and in France, which had instituted a vaccination program for infants and adolescents during 1994.

Total revenues for the six-month period ended June 30, 1996 were $84.2 million, including $6.1 million from sales of AVONEX(TM), as compared to $72.9 million in the comparable period of 1995. Excluding sales of AVONEX(TM), revenues increased approximately 7% primarily as a result of an increase in royalties on alpha interferon sales by Schering-Plough partially offset by a decrease in royalties on sales of Hepatitis B vaccines sold by SmithKline and Merck. In the near term, the Company expects overall sales of licensee products to continue at current levels although royalty income may fluctuate depending on changes in sales volumes for specific products. In addition, licensee product sales levels and the Company's royalty levels may fluctuate from quarter to quarter as a result of the timing and extent of major events such as new indication approvals, vaccination programs and new licensing arrangements.

Interest income for the current quarter and six-month period increased slightly from the comparable 1995 amounts due primarily to higher returns on invested funds.

Total expenses for the second quarter of 1996 were $53.7 million as compared to $36.0 million in the comparable quarter of 1995, a $17.7

                                                                     Page 9
million or 49% increase over the 1995 quarter. Cost of sales includes $.9 million in the current quarter related to sales of AVONEX(TM). Research and development expenses for the current quarter were $29.3 million as compared to $21.3 million in the comparable 1995 quarter, an increase of $8.0 million or 38%. This increase was primarily due to research funding under existing and new collaboration agreements, payments made to acquire certain patent rights and an increase in clinical trial costs in connection with development efforts on new products. Selling, general and administrative expenses for the current quarter were $19.7 million as compared to $10.0 million in the comparable 1995 quarter, an increase of $9.7 million, or 97%. This increase was primarily due to costs associated with the commercial launch of AVONEX(TM) in the United States, including the start-up of a domestic sales organization, and the market development efforts in the United States and Europe related to AVONEX(TM). During the current quarter, the Company substantially completed the hiring of its domestic sales force and the build-up of its corporate and administrative departments to support the Company's current and future commercial operations.

For the six-month period ended June 30, 1996, total expenses were $96.0 million as compared to $68.9 million in the comparable period in 1995, a $27.1 million or 39% increase. Cost of sales includes $.9 million in the current six-month period related to sales of AVONEX(TM). Research and development expenses for the current six-month period were $53.7 million as compared to $41.7 million in the comparable 1995 period, an increase of $12.0 million or 29%. This increase was primarily due to research funding under existing and new collaboration agreements, payments made to acquire certain patent rights and an increase in clinical trial costs in connection with development efforts on new products. The Company expects that, in the long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products and begins clinical trials of these products. Selling, general and administrative expenses for the six-month period ended June 30, 1996 were $33.0 million as compared to $17.5 million in the comparable period in 1995, an increase of $15.5 million or 89%. This increase was primarily due to costs associated with the commercial launch of AVONEX(TM) in the United States, including the start-up of a domestic sales organization, and the market development efforts in the United States and Europe related to AVONEX(TM). During the current six-month period, the Company substantially completed the hiring of its domestic sales force and the build-up of its corporate and administrative departments to support the Company's current and future commercial operations. The Company expects that selling, general and administrative expenses will continue to increase as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(TM). The anticipated level of expense will depend on the overall sales levels achieved by AVONEX(TM), the status of applications for marketing approvals for AVONEX(TM) in the European Union and in several other jurisdictions, including Canada.

Income tax expense for the 1996 and 1995 periods varied from the amount computed at U.S. federal statutory rates primarily because of the impact of net operating loss carry forwards. As of December 31, 1995, the Company had a deferred tax asset of $57.1 million (before valuation allowance) consisting of the future tax benefits from net operating loss carry forwards and other tax credits. If fully realized through sufficient future profitability, this deferred tax asset will reduce future income tax expense by $21.3 million and increase paid-in capital by $35.8 million.


                                                                    Page 10
The Company has recorded a 100% valuation allowance against the net deferred tax asset.

Under Statement of Financial Accounting Standards No. 109 (SFAS 109), the Company would be required to recognize all or a portion of its $57.1 million deferred tax asset, with corresponding increases to net income and paid-in capital, if it believed that it was more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carry forward losses and tax credits would be realized. Given the possibility of fluctuations in the Company's revenue stream, anticipated increases in the Company's expenses, the uncertainties involved in successfully commercializing AVONEX(TM) and the risks and uncertainties associated with taking new products through the development pipeline, the Company has concluded, based on the standard set forth in SFAS 109, that it is more likely than not that the Company will not realize any benefits from its net deferred tax asset, and it has therefore recorded a 100% reserve against the asset. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

Realization of the net deferred tax asset and future reversals of the valuation allowance in the near term will depend on the Company's success in marketing and selling AVONEX(TM) in the United States. The Company faces a number of hurdles if it is to be successful in commercializing AVONEX(TM), including successfully overcoming legal and other challenges presented by competitors and obtaining market acceptance for the product. Management believes that, if the Company can profitably commercialize AVONEX(TM), it is reasonably possible that all or a portion of the valuation allowance will be reversed in the near term.

During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation". Biogen intends to adopt SFAS 123 through disclosure only in 1996.

Financial Condition

At June 30, 1996, the Company had cash, cash equivalents and marketable securities of $277.2 million, a $30.8 million decrease from the $307.9 million on hand at December 31, 1995. Working capital decreased $23.2 million to $263.7 million. Net cash used by operating activities for the six months ended June 30, 1996 was $16.0 million. Other outflows of cash included investments in property, plant and equipment and patents of $37.2 million. The Company's common stock option and purchase plans provided $6.4 million in the first six months of 1996. The Company also received $19.0 million under a secured term loan agreement with a bank.

In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005. In the second quarter of 1995, the Company began construction of its biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, is $57 million. As of June 30, 1996, the Company had been invoiced approximately $42 million and had commitments totaling approximately $14 million on this project. In August 1995, the Company entered into a loan agreement with a bank for financing of this project. Under the terms of the agreement, the Company may be advanced funds during the construction period up to $50 million. As of June 30, 1996, funds advanced were approximately $29 million.
                                                                    Page 11
Several legal proceedings were filed during the current quarter which involve the Company. See Note 6 of Notes to Condensed Consolidated Financial Statements for discussion of these legal proceedings.

The Company currently believes that the financial resources available to it, including its current working capital, revenues from product sales and its existing and anticipated contractual relationships, will be sufficient to finance its planned operations and capital expenditures for the near term. However, the Company may have additional funding needs, the extent of which will depend upon the level of royalties and product sales, the outcome of clinical trial programs, the receipt and timing of required regulatory approvals for products, the results of research and development efforts and business expansion opportunities. Accordingly, from time to time, the Company may obtain funding through various means which could include collaborative agreements, lease or mortgage financings, sales of equity or debt securities and other financing arrangements.

Outlook

Having completed the development effort and launch of AVONEX(TM) in the United States, the Company has begun to expand its development efforts related to other products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third party technologies or products or other types of investments. Since AVONEX(TM) is the first drug the Company markets directly, the Company continues to build a commercial infrastructure both in the United States and in Europe to market and sell AVONEX(TM).

While in the past the Company's ability to achieve profitability has been dependent mainly on the level of royalty revenues as compared to expenses, in the future, profitability will be dependent on the outcome of a number of factors. These include: the level of royalties from existing licensees' product sales, the timing and extent of royalties from additional licensing opportunities, successful marketing and sales of AVONEX(TM), the level of revenues and profitability from AVONEX(TM) sales, the cost and success of developing and commercializing other products and the cost and success of other business opportunities that may arise from time to time. There can be no assurance that the Company will achieve a positive outcome with respect to any of these factors, or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in the profitability of the Company.

Certain of the statements set forth above and elsewhere in the financial statements, including statements regarding the rate of the Company's royalties in the future, the Company's future expenses, the reversal of the valuation allowance in the near term, and the predictions as to the anticipated outcome of pending litigation, are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and are based upon the Company's current belief as to the outcome and timing of future events. Important factors which could cause actual results to differ materially from those described in the forward-looking statements and which could negatively impact the Company's results of operations going forward are set forth under "Risks Associated with Drug Development" in the Company's Form 10-K and under Results of Operations and Financial Condition in this Form 10-Q and above.

                        PART II - OTHER INFORMATION                 Page 12


Item 1 - Legal Proceedings

On June 7, 1996, Berlex Laboratories, Inc. ("Berlex") filed an amended complaint with the United States District Court for the District of Columbia in its ongoing suit against the FDA. Biogen is an intervenor-defendant in that litigation. Berlex alleges that the FDA violated its own procedures and the Orphan Drug law in approving Biogen's AVONEX(TM) interferon beta-1a and seeks injunctive relief to rescind or suspend the FDA's approval. On July 3, 1996, the FDA filed a motion to dismiss Berlex's amended complaint. Biogen filed a similar motion to dismiss on July 12, 1996. Berlex has opposed the motions to dismiss and has filed a motion for summary judgment on one count of the amended complaint. A hearing on the motions to dismiss and the motion for summary judgment has been set for September 5, 1996. No final decision has yet been reached in this litigation.

On July 3, 1996, Berlex filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of AVONEX(TM). Berlex seeks a judgment granting it unspecified damages, a trebling of damages awarded and a permanent injunction restraining Biogen from alleged infringement. On May 3, 1996, Biogen filed suit against Schering AG ("Schering"), Berlex and the Board of Trustees of the Leland Stanford, Jr. University ("Stanford") in the United States District Court for the District of Massachusetts for a declaratory judgment of non-infringement and invalidity of the McCormick patent contending that AVONEX(TM), its manufacturing process and intermediates used in that process do not infringe the McCormick patent and that such patent is invalid. Biogen seeks a judgment which declares the McCormick patent invalid and not infringed by Biogen and which enjoins Schering, Berlex and Stanford from asserting any charge of infringement of the McCormick patent or asserting any civil action against Biogen and its customers or users of AVONEX(TM).

The Company is also a party to a class action lawsuit in connection with disclosures related to its HIRULOG(R) product, as reported in previous reports.

Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of Stockholders of Biogen, Inc. held on May 31, 1996.

     (b) Not applicable.

     (c) A proposal to elect Dr. Phillip A. Sharp, Roger H. Morley and James R. Tobin to serve for three year terms ending in 1999 and until their successors are duly elected and qualified was approved with the following vote:

         Nominee                   For            Authority Withheld
         Dr. Phillip A. Sharp   30,551,148            344,111
         Roger H. Morley        30,549,700            345,559
         James R. Tobin         30,552,402            342,857


                                                                    Page 13

         A proposal to ratify the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1996 was approved with 30,577,600 affirmative votes and 97,535 negative votes, 219,924 abstentions and 200 broker non-votes.

         A proposal to approve an amendment to the Company's Articles of Organization to increase the number of authorized shares of Common Stock from 55,000,000 shares to 110,000,000 shares was approved with 28,797,384 affirmative votes, 1,865,982 negative votes, 231,693 abstentions and 200 broker non-votes.

     (d) Not applicable.


Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 11        Computation of Earnings per Share.

     (b) During the quarter ended June 30, 1996, the Company filed the following reports on Form 8-K:

         On April 29, 1996, the Company filed a report on Form 8-K to disclose a lawsuit filed by Berlex Laboratories against the FDA seeking to prevent the FDA from approving Biogen's product license application and establishment license application for its AVONEX(TM) beta interferon-1a.

         On May 1, 1996, the Company filed a report on Form 8-K to disclose the denial of Berlex's motion for a temporary restraining order in the Berlex lawsuit against the FDA

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOGEN, INC.

Dated:  August 12, 1996                       /s/Timothy M. Kish
                                        ----------------------------------
                                                Timothy M. Kish
                                          Vice President-Finance and
                                            Chief Financial Officer

                    EXHIBITS                           Page 14



Index to Exhibits.


          No. 11       Computation of Earnings per Share.