Form 10-Q
period 1996-09-30
BIOGEN INC
filed 1996-11-06
CIK 714655

SECURITIES AND EXCHANGE COMMISSION    Total Pages-   16
                          WASHINGTON, D.C. 20549          Exhibit Index- 15


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      September 30, 1996

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
                             Yes  X    No

     Number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1996:

  Common Stock, par value $0.01                    36,004,196
      (Title of each class)                    (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                 Page No.

PART I - FINANCIAL INFORMATION

   Condensed Consolidated Balance Sheets -
     September 30, 1996 and December 31, 1995 . . . . . . . . . . .   3

   Condensed Consolidated Statements of Income -
     Three months and nine months ended September 30, 1996 and 1995   4

   Condensed Consolidated Statements of Cash Flows -
     Nine months ended September 30, 1996 and 1995. . . . . . . . .   5

   Notes to Condensed Consolidated Financial Statements . . . . . .   6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations. . . . . . . . . . . . . .   9

 PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .   13



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

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                            September 30,1996  Dec. 31,1995
                                               (unaudited)
ASSETS
   Current assets
    Cash and cash equivalents . . . . . . . . .  $ 62,610      $ 45,770
    Marketable securities . . . . . . . . . . .   220,089       262,178
    Accounts receivable, net. . . . . . . . . .    65,858        19,612
    Inventory . . . . . . . . . . . . . . . . .    16,802         7,131
    Deferred income taxes . . . . . . . . . . .    44,239          --
    Other . . . . . . . . . . . . . . . . . . .     5,040         5,618
                                                 --------      --------
    Total current assets. . . . . . . . . . . .   414,638       340,309
                                                 --------      --------
   Property, plant and equipment
    Total cost. . . . . . . . . . . . . . . . .   206,462       155,014
    Less accumulated depreciation . . . . . . .    49,253        39,966
                                                 --------      --------
    Property, plant and equipment, net. . . . .   157,209       115,048
                                                 --------      --------
   Other assets, net. . . . . . . . . . . . . .    15,521        13,844
                                                 --------      --------
                                                 $587,368      $469,201
                                                 ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
    Accounts payable. . . . . . . . . . . . . .  $  9,902      $ 12,512
    Current portion long-term debt. . . . . . .     1,667         1,667
    Other current liabilities . . . . . . . . .    54,741        39,216
                                                 --------      --------
    Total current liabilities . . . . . . . . .    66,310        53,395
                                                 --------      --------
   Long-term debt . . . . . . . . . . . . . . .    59,956        32,826
                                                 --------      --------
   Shareholders' equity
    Common stock. . . . . . . . . . . . . . . .       717           710
    Additional paid-in capital. . . . . . . . .   456,539       408,793
    Retained earnings (deficit) . . . . . . . .     4,602       (27,699)
    Unrealized gain (loss) on
     marketable securities, net of tax . . . .       (694)        1,245
    Cumulative translation adjustment . . . . .       (62)          (69)
                                                 --------      --------
    Total shareholders' equity. . . . . . . . .   461,102       382,980
                                                 --------      --------
                                               $  587,368      $469,201
                                                 ========      ========


See Notes to Condensed Consolidated Financial Statements.







                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)




                                        Three Months         Nine Months
                                       Ended Sept.30,       Ended Sept. 30,
                                       1996      1995       1996      1995

REVENUES

   Product sales. . . . . . . . . .  $27,517  $     --   $ 33,642  $     --
   Royalties. . . . . . . . . . . .   69,236    33,884    138,646    98,554
   Interest . . . . . . . . . . . .    4,106     4,293     12,815    12,489
                                      -------   -------    -------   ------
    Total revenues . . . . . . . .    100,859    38,177    185,103   111,043
                                     -------   -------    -------   -------
EXPENSES

   Cost of sales. . . . . . . . . .   10,424     2,601     18,413     7,753
   Research and development . . . .   30,338    22,465     84,051    64,170
   Selling, general and
      administrative. . . . . . . .   18,880    10,272     51,873    27,796
   Other. . . . . . . . . . . . . .      494       881      1,812     5,398
                                     -------   -------    -------   -------
   Total expenses . . . . . . . . .   60,136    36,219    156,149   105,117
                                     -------   -------    -------   -------

INCOME BEFORE INCOME TAXES . . . . .  40,723     1,958     28,954     5,926

Income taxes. . . . . . . . . . . .   (4,329)      830     (3,347)    1,250
                                     -------   -------   -------   --------
NET INCOME . . . . . . . . . . . .  $ 45,052   $ 1,128   $ 32,301   $ 4,676
                                      ======   =======    =======  ========

NET INCOME PER SHARE . . . . . . .  $   0.60   $  0.02    $  0.45   $  0.06
                                     =======   =======    =======   =======

Average shares outstanding. . . . .   74,570    73,440     72,395    71,956
                                     =======   =======    =======   =======




See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                     Nine Months Ended
                                                          September,
                                                   1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . .  $  32,301        $  4,676
  Adjustments to reconcile net income
   to net cash used by operating activities:
   Depreciation and amortization. . . . . . . .     11,195           7,833
   Deferred income taxes . . . . . . . . . . . .    (5,534)             --
   Other. . . . . . . . . . . . . . . . . . . .      1,163           1,161
   Changes in:
    Accounts receivable . . . . . . . . . . . .    (46,246)            116
    Other current assets. . . . . . . . . . . .     (9,093)         (4,328)
    Other assets. . . . . . . . . . . . . . . .     (1,517)         (3,888)
    Accounts payable and
     other current liabilities. . . . . . . . .     12,105          (6,689)
                                                  --------         -------
  Net cash used by operating activities . . . .     (5,626)         (1,119)
                                                  --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities. . . . . .   (265,594)       (178,229)
  Proceeds from sales of marketable securities.    304,524         163,919
  Acquisitions of property, plant and
   equipment. . . . . . . . . . . . . . . . . .    (50,613)        (33,221)
  Additions to patents. . . . . . . . . . . . .     (1,742)         (1,687)
                                                  --------          -------
   Net cash used by investing activities . . .     (13,425)        (49,218)
                                                 ---------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt. . .     27,963          30,799
  Payments of long-term debt. . . . . . . . . .       (833)            --
  Proceeds from exercise of common
    stock warrants and options. . . . . . . . .       8,761          17,373
                                                  --------          ------
  Net cash provided from financing activities .     35,891          48,172
                                                  --------          ------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . . .     16,840          (2,165)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD . . . . . . . . . . . . .     45,770          54,682
                                                  --------         -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD . . . . . . . . . . . . . . . .  $  62,610        $ 52,517
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

    On October 22, 1996, the Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of one share of Common Stock for each share outstanding. The stock dividend will be payable on November 15, 1996 to shareholders of record at the close of business on November 4, 1996. All references to the number of shares and per share amounts in the financial statements have been restated to reflect the effect of the stock split. As of September 30, 1996 and December 31, 1995, there were 33,505,501 and 35,855,807 shares outstanding which have been restated for the two-for-one stock split to 71,011,022 and 71,710,414, respectively.

2. On May 17, 1996, the Company received a license from the U.S. Food and Drug Administration ("FDA") to market AVONEX(TM) (Interferon beta-1a), a new drug for treatment of relapsing forms of multiple sclerosis. Revenues from product sales are recognized when goods are shipped and are net of third party contractual allowances.

3. In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured term loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005. In the second quarter of 1995, the Company began construction of its biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, of this facility is $59 million. As of September 30, 1996, the Company had paid or been invoiced approximately $49 million and had additional commitments totaling approximately $10 million on this project. In August 1995, the Company entered into a loan agreement with a bank for financing of this project. Under the terms of the agreement, the Company may be advanced funds during the construction period up to $50 million. As of September 30, 1996, funds advanced were approximately $38 million.



                                                            Page 7

    Terms of the loan agreements include various covenants, including financial covenants which require the Company to maintain minimum net worth, cash flow and various financial ratios. The loans are secured by the underlying buildings.

4. Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. Inventories, net of applicable reserves and allowances, at September 30, 1996 and December 31, 1995 are as follows:

                                          (In Thousands)
                                 September 30,1996    December 31, 1995
          Raw materials          $     3,614         $     3,051
          Work in process              8,337               2,968
          Finished goods               4,851               1,112
                                 -----------         -----------
                                 $    16,802         $     7,131
                                 ===========         ===========

5. Effective July 1, 1996, the Company signed a collaborative research and commercialization agreement with Ontogeny, Inc. ("Ontogeny"), a private biotechnology company, for the development and commercialization of three specific Hedgehog cell differentiation proteins. The Company acquired a minority equity interest in Ontogeny as well as certain exclusive, worldwide rights related to products based on the Hedgehog proteins for most disease areas. The Company has agreed to fund approximately $6 million in research and development costs of Ontogeny over two years and to make license fees and milestone payments to Ontogeny of up to $27 million per Hedgehog protein, depending on the achievement of certain clinical, regulatory and commercial milestones.

6. On October 7, 1996, a judge dismissed the lawsuit filed by Berlex Laboratories, Inc. ("Berlex") against the FDA in the United States District Court for the District of Columbia in which Berlex claimed that the FDA's approval of Biogen's AVONEX(TM)(Interferon beta 1a) was improper. Biogen was an intervenor-defendant in the litigation. In dismissing the suit, the judge held that the FDA acted lawfully in approving AVONEX(TM). Berlex has sixty days from the date of the decision to appeal.

    On July 3, 1996, Berlex filed suit against Biogen alleging that Biogen's production of AVONEX(TM) infringes Berlex's "McCormick" patent in the United States. Berlex seeks a judgment granting it unspecified damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. Prior to the date of the suit filed by Berlex on the McCormick patent, Biogen had filed a suit against Schering AG ("Schering"), Berlex and the Board of Trustees of the Leland Stanford Jr. University ("Stanford") seeking a judgment which declares the McCormick patent invalid and not infringed by Biogen and which enjoins Schering, Berlex and Stanford from asserting any charge of infringement of the McCormick patent or asserting any civil action against Biogen and its customers or users of AVONEX(TM). See Item 1 - Legal Proceedings.



                                                              Page 8

    The Company is also a party to a class action lawsuit in connection with disclosures related to Biogen's HIRULOG(R) product.

    The Company's management believes that it has meritorious defenses to the preceding claims and given these defenses, believes the ultimate outcome of these legal proceedings will not have a material adverse effect on the results of operations or financial position of the Company.

7. Due to the sustained growth during the quarter in sales and profitability of the Company's first commercial product, AVONEX(TM), the Company made the determination that it is more likely than not that it will realize the benefits of the net deferred tax assets and it has therefore reversed all of the related valuation allowance.

    The Company's reversal of the valuation allowance resulted in a realization of income tax benefit of approximately $23 million representing the balance of tax-loss carryforwards and tax credits that had not been recognized at the beginning of the quarter as well as tax credits generated during the quarter. The reversal of the valuation allowance also resulted in an increase in additional paid-in capital of $38.6 million relating to deductions for non-qualified stock options.

8. On September 30, 1996, Biogen Technologies, Inc., a wholly-owned subsidiary of the Company, entered into an agreement to license to Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") certain patent rights to proprietary protein secretion technology. Under the agreement Pharmacia & Upjohn paid the Company a one-time royalty of $30 million and agreed to pay a percentage of future sales of Pharmacia & Upjohn's product
        Genotropin in North America and Japan.
                       BIOGEN, INC. AND SUBSIDIARIES                 Page 9

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview

Biogen, Inc. (the "Company") is a biopharmaceutical company principally engaged in developing and manufacturing drugs for human health care through genetic engineering. On May 17, 1996, the Company received a license from the U.S. Food and Drug Administration ("FDA") to market AVONEX(TM) (Interferon beta-1a), the Company's first commercial product. The Company currently markets AVONEX(TM) under the Biogen name as a treatment for relapsing forms of multiple sclerosis ("MS"). MS is a chronic, inflammatory disease of the central nervous system in which most patients incur physical disability over time. MS affects approximately 250,000 people in the United States, about two-thirds of whom are women. Disease onset typically occurs in young adults between the ages of 20 and 40. Revenues from AVONEX(TM) sales were $27.5 million and $33.6 million, respectively, for the three-month and nine-month periods ended September 30, 1996. The Company expects to receive regulatory approval in the European Union and to be selling AVONEX(TM) in certain European markets in the first half of 1997.


Results of Operations

On October 22,1996, the Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of one share of Common Stock for each share outstanding. The stock dividend will be payable on November 15, 1996 to shareholders of record on November 4, 1996. All references to the number of shares and per share amounts in the financial statements have been restated to reflect the effect of the stock split.

For the third quarter ended September 30, 1996, the Company reported net income of $45.1 million or $0.60 per share as compared to $1.1 million or $0.02 per share in the third quarter of 1995. For the nine months ended September 30, 1996, the Company recorded net income of $32.3 million or $0.45 per share as compared to $4.7 million or $0.06 per share for the comparable period of 1995.


Total revenues for the third quarter of 1996 were $100.9 million, including $27.5 million from sales of AVONEX(TM) and a one-time royalty payment of $30.0 million from Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), compared to $38.2 million in the comparable quarter of 1995. Under the terms of a licensing agreement covering certain patent rights for proprietary protein secretion technology, Pharmacia & Upjohn paid the Company a one-time royalty of $30 million and agreed to pay a percentage of future sales of Pharmacia & Upjohn's product Genotropin in North America and Japan. Excluding sales of AVONEX(TM)and the one-time royalty payment, revenues increased 13.5%, primarily as a result of an increase in ongoing royalties received from Schering-Plough Corporation ("Schering-Plough"), the Company's licensee for alpha interferon. Royalties on sales of Hepatitis B vaccines sold by SmithKline Beecham plc ("SmithKline") and Merck & Co., Inc. ("Merck") increased in Germany as a result of a recently initiated vaccination policy which offset a decrease in the market in France which had instituted a vaccination program for infants and adolescents during 1994.

Total revenues for the nine months ended September 30, 1996 were $185.1 million, including $33.6 million from sales of AVONEX(TM) and the one-time royalty payment of $30 million from Pharmacia & Upjohn, as compared to $111 million in the comparable period of 1995. Excluding sales of AVONEX(TM)and the one-time royalty payment, revenues increased approximately 9.5% primarily as a result of an increase in royalties on alpha interferon sales by Schering-Plough, which were partially offset by a decrease in royalties on sales of Hepatitis B vaccines sold by SmithKline and Merck. The decrease in Hepatitis B vaccine royalties from the prior period was primarily a result of declines in the markets in the United States and France offset by an increase in the German market.

On October 31, 1996, the House of Lords in the United Kingdom ruled that one of Biogen's two British patents for Hepatitis B antigens is invalid. As a result of the ruling, the invalidated patent will no longer be enforceable in the United Kingdom or in British patent registration countries. In 1995, royalties from licensee sales of Hepatitis B products in the United Kingdom were less than $1.0 million. The Company does not believe that the House of Lords ruling will affect the validity of its hepatitis B patent portfolio outside the United Kingdom and the British patent registration countries.

The Company expects product sales as of a percentage of total revenues to increase as the Company continues to market its new product AVONEX(TM). In the near term, the Company expects overall sales of licensee products to continue at or around current levels although royalty income may fluctuate depending on changes in sales volumes for specific products. In addition, licensee product sales levels and the Company's royalty levels may fluctuate from quarter to quarter as a result of the timing and extent of major events such as new indication approvals, vaccination programs and new licensing arrangements.

Total expenses for the third quarter of 1996 were $60.1 million as compared to $36.2 million in the comparable 1995 quarter, a $23.9 million or 66% increase. Cost of sales increased $7.8 million over the comparable 1995 quarter primarily due to the sales of AVONEX(TM) and the royalty revenue from Pharmacia & Upjohn. Costs of sales includes $4.1 million in the current quarter related to sales of AVONEX(TM). Research and development expenses for the current quarter were $30.3 million as compared to $22.5 million in the comparable 1995 quarter, an increase of $7.8 million or 35%. This increase was primarily due to research funding under existing and new collaboration agreements, an increase in clinical trial costs in connection with development efforts on new products and an increase in the Company's development efforts related to other research and development programs in its pipeline. Selling, general and administrative expenses for the current quarter were $18.9 million as compared to $10.3 million in the comparable 1995 quarter, an increase of $8.6 million or 83%. This increase was primarily due to costs associated with the commercial launch of AVONEX(TM) in the United States, including the operation of a domestic sales organization, and market development efforts in the United States and Europe related to AVONEX(TM).

For the nine-month period ended September 30, 1996, total expenses were $156.1 million as compared to $105.1 million in the comparable period in 1995, an increase of $51 million or 49%. Cost of sales increased $10.7 million over the comparable period in 1995 primarily due to the sales of

AVONEX(TM), and the royalty revenue from Pharmacia & Upjohn. Costs of sales includes $5 million in the current nine month period related to the sale of AVONEX(TM). Research and development expenses for the current nine-month period were $84.1 million as compared to $64.2 million in the comparable 1995 period, an increase of $19.9 million or 31%. This increase was primarily due to research funding under existing and new collaboration agreements, payments made to acquire certain patent rights, an increase in clinical trial costs in connection with development efforts on new products and an increase in the Company's development efforts related to other research and development programs in its pipeline. The Company expects that, in the long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products and begins clinical trials of these products. Selling, general and administrative expenses for the nine-month period ended September 30, 1996 were $51.9 million as compared to $27.8 million in the comparable period in 1995, an increase of $24.1 million or 87%. This increase was primarily due to costs associated with the commercial launch of AVONEX(TM) in the United States, including the start-up and operation of a domestic sales organization and the market development efforts in the United States and Europe related to AVONEX(TM).

During the current nine-month period, the Company substantially completed the hiring of its domestic sales force and the build-up of its corporate and administrative departments to support the Company's ongoing commercial operations. The Company expects that selling, general and administrative expenses will continue to increase as the Company continues to build the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(TM) worldwide. The anticipated level of expense will depend on the overall sales levels achieved by AVONEX(TM) and the status of applications for marketing approvals for AVONEX(TM) in the European Union and in several other jurisdictions, including Canada.

Income tax expense for the 1996 and 1995 periods varied from the amount computed at U.S. federal statutory rates primarily because of the impact of net operating loss carry forwards. As of December 31, 1995, the Company had a deferred tax asset of $57.1 million (before valuation allowance) consisting of the future tax benefits from net operating loss carry forwards and other tax credits. Due to the sustained growth during the quarter in sales and profitability of the Company's first commercial product, AVONEX(TM), the Company made the determination that it is more likely than not that it will realize the benefits of the net deferred tax assets, and it has therefore reversed all of the related valuation allowance. The Company's reversal of the valuation allowance resulted in a realization of income tax benefit of approximately $23 million representing the balance of tax-loss carryforwards and tax credits that had not been recognized at the beginning of the quarter as well as tax credits generated during the quarter. The reversal of the valuation allowance also resulted in an increase in additional paid-in capital of $38.6 million relating to deductions for non-qualified stock options.

During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation". Biogen intends to adopt SFAS 123 through disclosure only in 1996.

Financial Condition

At September 30, 1996, the Company had cash, cash equivalents and marketable securities of $282.7 million, a $25.2 million decrease from the

$307.9 million on hand at December 31, 1995. Working capital increased $61.4 million to $348.3 million. The increase in working capital is primarily due to the reversal of the deferred tax asset valuation allowance. Net cash used by operating activities for the nine months ended September 30, 1996 was $5.6 million. Other outflows of cash included investments in property, plant and equipment and patents of $52.3 million. The Company's common stock option and purchase plans provided $8.8 million in the first nine months of 1996. The Company also received proceeds of $28 million from the issuance of long-term debt issued in connection with the construction of its biologics manufacturing facility.

In March 1995, the Company completed construction of its research laboratory and office building in Cambridge, Massachusetts and exercised its option to obtain a 7.5% secured loan with a bank for $25 million. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005. In the third quarter of 1995, the Company began construction of its biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, is $59 million. As of September 30, 1996, the Company had been invoiced approximately $49 million and had commitments totaling approximately $10 million on this project. In August 1995, the Company entered into a loan agreement with a bank for financing of this project. Under the terms of the agreement, the Company may be advanced funds during the construction period up to $50 million. As of September 30, 1996, funds advanced were approximately $38 million.

Several legal proceedings were pending during the current quarter which involve the Company. See Note 6 of Notes to Condensed Consolidated Financial Statements for discussion of these legal proceedings.

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

While in the past the Company's ability to achieve profitability has been dependent mainly on the level of royalty revenues as compared to expenses, in the future, profitability will be dependent on the outcome of a number of factors. These include: the level of royalties from existing licensees' product sales, the timing and extent of royalties from additional licensing opportunities, successful marketing and sales of AVONEX(TM), the level of revenues and profitability from AVONEX(TM) sales, receipt of timely European regulatory approval for AVONEX(TM), which is subject to the discretion of regulatory authorities, the nature of the regulatory and reimbursement decisions related to AVONEX(TM) made by governments around the world, the cost and success of developing and commercializing other products and the cost and success of other business opportunities that may arise from time to time. There can be no assurance that the Company will achieve a positive outcome with respect to any of these factors, or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in the sustained profitability of the Company.

Certain of the statements set forth above and elsewhere in the financial statements, including statements regarding the rate of the Company's royalties and product sales in the future, the Company's future expenses and the predictions as to the actions of regulatory authorities in the European Union with respect to AVONEX(TM) and the anticipated outcome of pending litigation, are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform
Act of 1995, and are based upon the Company's current belief as to the outcome and timing of future events. Important factors which could cause actual results to differ materially from those described in the forward-looking statements and which could negatively impact the Company's results of operations going forward are set forth under "Risks Associated with Drug Development" in the Company's Form 10-K and under Financial Condition in this Form 10-Q and above.


                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On October 7,1996, a judge dismissed the lawsuit filed by Berlex Laboratories, Inc. against the FDA in the U.S. District Court for the District of Columbia in which Berlex claimed that the FDA's approval of Biogen's AVONEX(TM)(Interferon beta 1a) was improper. Biogen was an intervenor-defendant in the litigation. In dismissing the suit, the judge held that the FDA acted lawfully in approving AVONEX(TM). Berlex has sixty days from the date of the decision to appeal.

On July 3, 1996, Berlex filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of AVONEX(TM). Berlex seeks a judgment granting it unspecified damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. Prior to the date of the suit filed by Berlex on the McCormick patents, Biogen had filed a suit against Schering AG ("Schering"), Berlex and the Board of Trustees of the Leland Stanford Jr. University ("Stanford") in the United States District Court for the District of Massachusetts for a declaratory judgment of non-infringement and invalidity of the McCormick patent contending that AVONEX(TM), its manufacturing process and intermediates used in that process do not infringe the McCormick patent and that such patent is valid. Biogen seeks a judgment which declares the McCormick patent invalid and not infringed by Biogen and which enjoins Schering, Berlex and Standford from asserting any charge of infringement of the McCormick patent or asserting any civil action against Biogen and its customers or users of AVONEX(TM). Biogen and Berlex have each made motions to have the entire case heard in the jurisdiction in which it originally filed its lawsuit.
As reported in previous disclosures, the Company is also a party to a class action lawsuit in connection with disclosures related to Biogen's HIRULOG(R) product.





Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 11       Computation of Earnings per Share.

     (b) During the quarter ended September 30, 1996, the Company filed the following report on Form 8-K:

         On July 3, 1996, the Company filed a report on Form 8-K to disclose a patent suit filed by Berlex Laboratories, Inc., the current status of the legal proceeding among the FDA, Berlex and the Company regarding the FDA's approval of Biogen's drug AVONEX(TM) and the filing by ASTA Medica Aktiengesselschaft for arbitration against the Company with the International Chamber of Commerce.










                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOGEN, INC.

Dated: November 5, 1996                       /s/Timothy M. Kish
                                        ----------------------------------
                                                Timothy M. Kish
                                          Vice President-Finance and
                                            Chief Financial Officer



                                EXHIBITS                           Page 15



Index to Exhibits.


          No. 11       Computation of Earnings per Share.