Form 10-K
period 1996-12-31
BIOGEN INC
filed 1997-02-26
CIK 714655

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1996

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

        Yes  X          No
            ---            ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at February 13, 1997: $3,526,097,099 (excludes shares held by directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at February 13, 1997: 73,060,328 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report, and portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.

PART I

ITEM 1 - BUSINESS

OVERVIEW

     Biogen, Inc. ("Biogen" or the "Company") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human healthcare. Biogen currently derives revenues from United States sales of AVONEX(TM) (Interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis and from worldwide sales by Biogen's licensees of a number of products, including alpha interferon and hepatitis B vaccines and diagnostic products. Biogen began selling AVONEX(TM) in the United States in May 1996, upon receipt of a product license from the United States Food and Drug Administration ("FDA"). During 1996, Biogen's revenues from sales of AVONEX(TM) were approximately $76.5 million. The Company expects to receive regulatory approval to market and sell AVONEX(TM) in the European Union in the first half of 1997. During 1996, Biogen also received approximately $181.5 million in royalty revenue from its licensees on sales of their products, including a one-time royalty payment of $30.0 million from Pharmacia & Upjohn AB. Biogen's licensees generated total sales of greater than $2.0 billion in 1996 from products covered under licenses with Biogen.

     Biogen continues to devote significant resources to its ongoing research and development efforts. Biogen focuses its research and development efforts on areas where it has particular scientific strengths: inflammatory diseases, respiratory diseases, kidney diseases and certain cancers and viruses. In 1996, Biogen completed two Phase 1 clinical trials of LFA3TIP, one of the product candidates from Biogen's inflammation program. The trials were designed to study LFA3TIP's safety profile in healthy human volunteers. A Phase 2-A clinical trial of LFA3TIP to study the safety profile of LFA3TIP in psoriasis patients is currently underway. Biogen also expects that clinical testing of at least one other product candidate from its inflammation program will begin in 1997. Biogen's anti-inflammatory product candidates are being tested for therapeutic uses in a broad range of acute and chronic inflammatory and autoimmune diseases. In 1996, Biogen also commenced a Phase 1 clinical trial to study the safety profile of gelsolin, a mucolytic agent which is a potential treatment for cystic fibrosis and several other pulmonary diseases. In addition, Biogen has earlier-stage research programs directed toward finding therapies for kidney diseases, through a collaboration with Creative BioMolecules, central nervous system disorders, through a collaboration with Ontogeny, Inc., and toward developing products for human gene therapy through a collaboration with Genovo, Inc. Biogen is also exploring the use of growth factors to prevent or treat the degeneration of the kidney which results from renal failure, and is investigating new ways to modify immune responses more specifically in order to treat diseases of the immune system.

AVONEX(TM) INTERFERON BETA-1A

     In May 1996, upon receipt of a license from the FDA, Biogen commenced marketing and sales in the United States of AVONEX(TM) (Interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis. Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing multiple sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flareups of the disease after which the patient returns to a new baseline of functioning. AVONEX(TM) is a recombinant form of a protein produced by fibroblast cells in response to viral infection. AVONEX(TM) has been shown in a pivotal clinical trial to both slow the accumulation of disability and to reduce the frequency of exacerbations in patients with relapsing forms of multiple sclerosis. A clinical study of AVONEX(TM) in patients who have had only one confirmed exacerbation and a dose comparison study comparing the approved dosage of AVONEX(TM) with a higher dose are currently underway. Revenues from sales of AVONEX(TM) in 1996 were approximately $76.5 million.

     In the last quarter of 1996, Biogen received regulatory approval of its application to market and sell AVONEX(TM) in Israel for the treatment of relapsing forms of multiple sclerosis. The Company expects to receive a license from regulatory authorities in Israel in the first half of 1997. Biogen also received, in late 1996, a positive opinion from the Committee for Proprietary Medicinal Products ("CPMP") of the European Medicines Evaluation Agency ("EMEA") in connection with Biogen's application for marketing approval in the European Union and a positive opinion in connection with Biogen's application for marketing approval in Switzerland. The CPMP's opinion represents the EMEA's scientific evaluation of AVONEX(TM) as a treatment for relapsing forms of multiple sclerosis. Biogen expects to receive final EMEA approval in the first half of 1997. The Company plans to begin marketing AVONEX(TM) in the United Kingdom and Germany shortly after receipt of EMEA approval, and in France after approval and completion of pricing discussions with French regulatory authorities. Biogen intends to market and sell AVONEX(TM) through distribution partners in Spain, Scandinavia, Italy and Greece. The Company has also applied for approval to market and sell AVONEX(TM) in Canada, New Zealand, and Norway. The Company does not expect to receive regulatory approval in Australia in the foreseeable future.

MAJOR RESEARCH PROGRAMS

     Biogen's research is focused on biological systems and processes where its scientific expertise in molecular biology, cell biology, immunology and protein chemistry can lead to a greater understanding of disease processes and, as a result, to the creation of new pharmaceuticals. Biogen selects product candidates from its research programs to test in clinical trials, focusing its efforts on those agents which it believes have the greatest potential competitive advantages and large commercial markets. Described below are Biogen's major research programs.

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

     Based on its research, Biogen has selected three cellular pathways as the promising points of therapeutic intervention to prevent inflammation: (1) the LFA-3/CD2 pathway, which activates T-cells, (2) the VCAM-1/VLA-4 pathway, which is necessary for the adhesion of several types of white blood cells to endothelial cells, and (3) the CD40L/CD40 pathway, which activates B-cells which produce antibodies. Biogen believes that products which interrupt these pathways will block the inflammation process at an early stage, thus preventing tissue damage more effectively than currently available therapies. Moreover, such products should result in selective inhibition of the immune system, rather than the broad suppression associated with many therapies currently available or under development. In in vitro and in vivo experiments the product candidates from the inflammation program have shown promising inhibitory effects. In 1996, the Company completed two Phase 1 clinical trials of LFA3TIP, one of the product candidates from Biogen's inflammation program. LFA3TIP is a recombinant protein that has been designed to modulate immune responses through interaction with the CD2 receptor. The trials were designed to study the drug's safety profile in healthy human volunteers. A Phase 2-A clinical trial to study the safety profile of LFA3TIP in patients with severe psoriasis is currently underway. Biogen is conducting preclinical tests on two other anti-inflammatory product candidates, VLA4, a small molecule antagonist, and CD40 Ligand, a monoclonal antibody. Biogen expects to begin clinical trials of CD40 Ligand in 1997.

          GELSOLIN

     In 1996, Biogen commenced a Phase 1 clinical trial of a recombinant form of the actin-severing agent, gelsolin. Biogen is developing gelsolin as a therapy for reducing airway mucous viscosity in patients with cystic fibrosis ("CF"), chronic bronchitis and several other pulmonary diseases. Thick viscid secretions in the airways of CF patients and patients with other respiratory diseases are believed to cause progressive pulmonary destruction. A major contributor to the viscosity of mucus secretions is the release of a large amount of filamentous actin by degenerating inflammatory cells which migrate in large numbers to the airways of patients with these diseases. Biogen and its collaborators believe that severing actin filaments contaminating the airway mucus may lead to clinical improvement.

          OP-1

     In 1996, Biogen entered into a collaborative research and license agreement with Creative BioMolecules, Inc. ("CBM") for the development of CBM's morphogenic protein, OP-1, for the treatment of kidney diseases and disorders. OP-1 is a circulating human protein agonist expressed during development and regeneration of the kidney, spinal cord and bone. Under its agreement with CBM, Biogen obtained exclusive worldwide rights to develop, market and sell OP-1 in the renal field. Biogen will initially focus on the development of OP-1 as a treatment for acute and chronic renal failure. As part of the collaboration with CBM, Biogen purchased approximately 1.5 million shares of CBM's Common Stock.

          HEDGEHOG PROTEINS

     In 1996, the Company entered into a research collaboration and license agreement with Ontogeny, Inc. ("Ontogeny") for the development of three specific "Hedgehog" cell differentiation proteins. Hedgehog proteins are a class of novel human proteins that are responsible for inducing the formation or regeneration of tissue. Under its agreement with Ontogeny, Biogen receives exclusive worldwide rights to therapeutics directly based on Ontogeny's proprietary family of Hedgehog proteins, sonic, indian and desert Hedgehogs, for most disease indications. The Company's initial focus will be development of the Hedgehog proteins for the treatment of central nervous system disorders. As part of the collaboration with Ontogeny, Biogen purchased a minority equity interest in Ontogeny.

          GENE THERAPY

     In 1995, the Company entered into a collaborative research agreement with Genovo, Inc. ("Genovo") for the development of certain human gene therapy treatments. Under its agreement with Genovo, Biogen has agreed to pay more than $35 million to Genovo over a five-year period to fund research at Genovo and at the Institute for Human Gene Therapy at the University of Pennsylvania. Under its agreement with Genovo, Biogen has received a substantial minority equity interest in Genovo and certain licensing rights related to diseases of the liver and lung with the first disease targets to be in the areas of cystic fibrosis and familial hypercholesterolemia.

          OTHER RESEARCH PROGRAMS

     As part of its further research efforts, Biogen is exploring the use of growth factors to prevent or treat the degeneration of the kidney which results from renal failure. The Company is also investigating new ways to modify immune responses more specifically in order to treat diseases of the immune system.

     RESEARCH AND DEVELOPMENT COSTS

     During 1996, 1995 and 1994, Biogen's research and development costs were approximately $132.4 million, $87.4 million and $91.2 million, respectively.

     RISKS ASSOCIATED WITH DRUG DEVELOPMENT

     Certain of the statements set forth above regarding the Company's drug development programs, such as the statement regarding the anticipated receipt and timing of regulatory approval by the EMEA for the marketing of AVONEX(TM) in the European Union, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. Many important factors affect the Company's ability to successfully develop and commercialize drugs, including the ability to obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of drug candidates at each stage of the clinical trial process, to meet applicable regulatory standards and receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products, and to market products successfully. For example, to receive final marketing approval from the EMEA for AVONEX(TM) in the first half of 1997, the Company must await final action by the EMEA, the outcome and timing of which is still within the EMEA's sole control. There can be no assurance that any of the products described in this section or resulting from Biogen's research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

PRINCIPAL PRODUCTS BEING MARKETED OR DEVELOPED BY BIOGEN'S  LICENSEES

     INTRON(R) A ALPHA INTERFERON

     Alpha interferon is a naturally occurring protein produced by normal white blood cells. Biogen has been granted patents in the United States and in Europe covering the production of alpha interferons through recombinant DNA techniques and has applications pending in numerous other countries. See "Patents and Other Proprietary Rights." Biogen's worldwide licensee for recombinant alpha interferon, Schering-Plough

Corporation ("Schering-Plough"), first began commercial sales of its Intron(R) A brand of alpha interferon in the United States in 1986 for hairy-cell leukemia. Schering-Plough now sells Intron(R) A in 72 countries for as many as 16 indications. The FDA has approved Intron(R) A for the treatment of chronic hepatitis B and hepatitis C, hairy cell leukemia, AIDS-related Kaposi's sarcoma, condylomata acuminata, and for injection as an adjuvant treatment to surgery in patients at high risk for systemic recurrence of malignant melanoma. Schering-Plough has undertaken studies using Intron(R) A for a number of additional indications. Royalties from Schering-Plough on sales of Intron(R) A accounted for approximately 27% of Biogen's revenues (excluding interest) in 1996. The majority of sales of Intron(R) A were generated outside the United States.

          HEPATITIS B VACCINES AND DIAGNOSTICS

     Hepatitis B is a blood-borne disease which causes a serious infection of the liver and substantially increases the risk of liver cancer. More than 250 million people worldwide have chronic hepatitis B virus infections. Biogen holds several important patents related to hepatitis B antigens produced by genetic engineering techniques. See "Patents and Other Proprietary Rights." These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. In total, sales of hepatitis B vaccines and diagnostic products by Biogen licensees exceeded $1.1 billion in 1996.

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

     SmithKline Beecham Biologicals s.a. ("SmithKline") and Merck & Co., Inc. ("Merck") are the two major worldwide marketers of hepatitis B vaccines. Biogen has licensed to SmithKline exclusive rights under Biogen's hepatitis B patents to market hepatitis B vaccines in the major countries of the world, excluding Japan. SmithKline's vaccine is approved in the United States and in over 60 other countries. In 1990, SmithKline and Biogen entered into a sublicense arrangement with Merck under which Biogen currently receives royalties. Royalties from SmithKline and Merck together accounted for approximately 23% of Biogen's revenues (excluding interest) in 1996. Biogen has also licensed rights under its hepatitis B patents to Merck and The Green Cross Corporation on a non-exclusive basis in Japan.

     In April 1995, an arbitration panel ruled in Biogen's favor in an arbitration initiated by SmithKline regarding the rate of royalties payable on sales of hepatitis B vaccines by SmithKline in the United States. In June 1995, SmithKline made a motion in the Federal District Court for the Southern District of New York to vacate the arbitration panel award. In 1996, the court upheld the arbitration panel's decision in Biogen's favor. SmithKline did not appeal the court's decision.

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

     In 1996, Biogen Technologies, Inc., a wholly-owned subsidiary of Biogen, Inc., granted a sublicense to Pharmacia & Upjohn AB ("Pharmacia & Upjohn") under certain patent rights to proprietary protein secretion technology exclusively licensed to Biogen by Harvard University. Under the terms of the license agreement, Pharmacia & Upjohn agreed to make a one-time royalty payment to Biogen Technologies, Inc. of $30 million, and to pay ongoing royalties on sales of Pharmacia & Upjohn's recombinant human growth hormone product, Genotropin(R), in the United States, Canada and Japan. As part of the agreement, Biogen and Pharmacia & Upjohn settled their litigation related to the secretion technology in Japan, the United States and Sweden.

HIRULOG(R) THROMBIN INHIBITOR

     In March 1996, Biogen announced the results of a double-blinded, multi-center, randomized Phase 2/3 trial of its HIRULOG(R) direct thrombin inhibitor versus heparin for the treatment of acute myocardial infarctions ("MI") in patients also treated with streptokinase. The study, which began prior to Biogen's 1994 decision to terminate HIRULOG(R) development, compared the effect of high and low doses of HIRULOG(R) with heparin in reaching early TIMI-Grade III flow patency, indicating normal flow of blood through vessels. This endpoint in the treatment of acute MI has been directly correlated with improvements in survival and cardiac function. All patients in the study were treated with aspirin as well as streptokinase. In the trial, half the patients receiving the high dose of HIRULOG(R) showed fully open vessels within 90 to 120 minutes, compared to a third of heparin-treated patients. There was no increase in bleeding risk associated with HIRULOG(R) administration. Biogen continues to seek to license HIRULOG(R) to a third party for further development and marketing.

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

     Four infringement suits have been filed in Biogen's name to enforce its non-US alpha interferon patents. The first suit was filed in Vienna, Austria against Boehringer Ingelheim Zentrale GmbH ("BI") and two of its subsidiaries. The Austrian Court has stayed Biogen's infringement case pending a decision by the Austrian Patent Office on BI's petition to revoke Biogen's European (Austrian) patent on grounds peculiar to Austrian law. In April 1995, Biogen received a favorable decision from the Austrian Patent Office from which BI appealed. In June 1996, BI's appeal was rejected. A hearing before the Austrian Court is scheduled for March 1997 to set the schedule for the infringement case. The second suit was filed in Dusseldorf, Germany against Dr. Karl Thomae GmbH and two other BI companies. The German trial and appeal courts ruled in favor of Biogen and have enjoined Thomae from the further manufacture, use or sale of recombinant alpha- 2(c) interferon. The third suit was filed in Warsaw, Poland against Boehringer Ingelheim Pharma GmbH ("BI Pharma"). In October 1996, the parties mutually agreed to withdraw from the infringement suit and nullity action without decision. The fourth suit was filed in June 1994 in Tokyo, Japan against Amgen Limited. The suit seeks to enjoin Amgen from its clinical testing and planned commercialization of consensus interferon. Biogen does not expect a decision in this case before 1998. In the United States, a Biogen patent application claiming recombinant mature human alpha interferon was involved in an interference to determine who was the first to invent that specific form of alpha interferon. In December 1995, priority of invention was awarded by a decision of the U.S. Patent and Trademark Office to the applicants of a patent application owned by Genentech Inc. and Hoffman La Roche Inc. ("Roche"). In April 1996, Biogen appealed the decision by way of a civil action against Genentech and Roche in the U.S. District Court for the District of Massachusetts. A decision is not expected before 1998. The U.S. patent under which Biogen has licensed Schering Plough for alpha interferon was not involved in the interference. Since Roche has granted certain non-exclusive rights under its patent application to Schering Plough, the decision will not affect Schering Plough's ability to market Intron(R) A alpha interferon. See "Principal Products Being Marketed or Developed by Biogen's Licensees". In December 1996, Schering Plough filed suit in its own name, as exclusive licensee, against Amgen, Inc. ("Amgen") to enforce Biogen's U.S. alpha interferon patent claiming it to be infringed by Amgen's consensus interferon product known as "Infergen". Biogen subsequently joined the suit as a co-plaintiff. Biogen is also a defendant in a related declaratory judgement action filed by Amgen.

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

     Biogen has filed three infringement suits to enforce its hepatitis B patents, in England against Medeva plc ("Medeva"), in Israel against Bio-Technology General (Israel) Ltd. ("BTG"), and in Singapore against Scitech Medical Products Pte Ltd. and Scitech Genetics Pte Ltd. The action against Medeva sought to enjoin Medeva's planned production and distribution of a hepatitis B vaccine. In November 1993, the United Kingdom High Court of Justice ruled in favor of Biogen and enjoined Medeva from infringement of one of Biogen's European (UK) patents. The Court then stayed the injunction pending Medeva's appeal. In October 1994, the United Kingdom Court of Appeal reversed the High Court and held the Biogen patent to be invalid. In 1995, Biogen received leave from the United Kingdom House of Lords to appeal this decision and filed its petition in June 1995. In October 1996, the House of Lords dismissed Biogen's appeal. The Biogen hepatitis B patent involved will no longer be enforceable with its current claims in the United Kingdom or in any of the various United Kingdom patent registration countries. Biogen will seek to amend the claims. In 1992, BTG brought an action against Biogen seeking a compulsory license under Biogen's Israeli hepatitis B patent and Biogen filed an infringement suit against BTG, seeking to enjoin BTG's planned production, sale and distribution of hepatitis B vaccine. In September 1995, the Israeli Registrar of Patents, Designs and Trademarks decided that it was lawful and just to grant to BTG a compulsory license. In November 1996, the Registrar set the royalty terms of the compulsory license. Biogen will appeal the decision by the Registrar to the Israeli District Court. The infringement suit continues. In 1993, Biogen sued Scitech Products and Scitech Genetics in Singapore. Since Singapore is a United Kingdom patent registration country, Biogen's continued prosecution of this case depends on a favorable outcome in its attempt to amend the claims of the European (UK) patent.

     In September 16, 1994, Biogen filed suit against SmithKline before the President of the Commercial Court of Nivelles, Belgium alleging unfair trade practices by SmithKline in refusing to provide to Biogen copies of SmithKline's marketing authorizations for hepatitis B vaccines in various European countries to enable Biogen to obtain supplementary protection certificates for its hepatitis B patents in those countries. In a June 2, 1995 preliminary judgment, the President of the Commercial Court referred questions on the subject to the European Court of Justice. In January 1997, the European Court of Justice ruled that the requirement for providing a marketing authorization as part of a filing for a supplemental protection certificate is a formality designed to demonstrate that the relevant product is on the market. The Court said that the applicable regulatory agencies should provide appropriate documentation to national patent offices in connection with filings for supplemental protection certificates. The effect of this decision should be to allow Biogen to extend its hepatitis B patents for an average of about sixteen months in those countries of the European Union in which Biogen has not already obtained patent extension.

     RECOMBINANT BETA INTERFERON

     The European Patent Office and certain countries have granted patents to Biogen covering the recombinant production of beta interferon. In other countries, including the United States, Biogen has filed patent applications and continues to seek patents covering the recombinant production of beta interferon and related technology.

     Biogen's European patent was opposed by one company. In December 1993, the European Patent Office's Opposition Division dismissed the opposition and maintained Biogen's patent. The opponent appealed this decision to the Technical Board of Appeal. Biogen expects a decision on the appeal in the second quarter of 1997. In the United States, Biogen's claims to key intermediates in the recombinant production of beta interferon were involved in an interference to determine who was the first to invent those intermediates in the United States. Priority of invention was awarded to another party in the interference. Biogen's pending United States claims to the production of recombinant beta interferon were not part of that interference. Prosecution of these claims continues.

     Other parties have also filed patent applications in various countries covering the recombinant production of beta interferon, and, in particular, key intermediates in that production, as well as beta interferon itself. One such party has been granted several patents in the European Patent Office and in certain countries on these key intermediates. The same party was awarded priority to those intermediates in the United States interference. Biogen has obtained non-exclusive rights to manufacture, use and sell recombinant beta interferon under these patents in various countries of the world, including the United States, Japan and most European countries. Another party has been granted various patents in the United States and in other countries on beta interferon itself. Biogen has obtained worldwide, non-exclusive rights under these patents to make, use and sell recombinant beta interferon. In 1994 a European patent issued to a competitor of Biogen with claims related to beta interferon. Biogen has filed an opposition to the European patent in the European Patent Office seeking a revocation of the entire patent on grounds of lack of inventive step and lack of novelty. A hearing before the Opposition Division of the European Patent Office is scheduled to begin in the second quarter of 1997. Biogen does not believe that the European patent will prevent Biogen's commercialization of AVONEX(TM) interferon beta 1a in Europe for the treatment of multiple sclerosis. On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's " McCormick" patent in the United States in the production of AVONEX(TM). Berlex seeks a judgment granting it unspecified damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. Prior to the date of the suit filed by Berlex on the McCormick patents, Biogen filed a suit against Schering AG ("Schering"), Berlex and the Board of Trustees of the Leland Stanford Jr. University ("Stanford") in the United States District Court for the District of Massachusetts for a declaratory judgment of non-infringement and invalidity of the McCormick patent contending that AVONEX(TM), its manufacturing process and intermediates used in that process do not infringe the McCormick patent and that such patent is not valid. In November 1996, the U.S. District Court for the District of Massachusetts ruled that it had jurisdiction and Berlex's New Jersey action was transferred to Massachusetts and consolidated for pre-trial purposes with the Massachusetts case. Biogen and Stanford subsequently entered into an agreement voluntarily dismissing Stanford from the suit. In February 1997, the U.S. District Court in Massachusetts dismissed Biogen's declaratory judgment action as to Schering without prejudice to reconsideration if such dismissal is later shown to result in an injustice to Biogen. The suit involving Berlex is still pending. A trial is not expected before 1998.

     OTHER PATENTS

     Biogen has granted Eli Lilly and Company ("Lilly") a non-exclusive license under certain of Biogen's patents for gene expression. Lilly uses the patented vectors and methods in several products that are on the market or in development.

     Biogen has granted Pharmacia & Upjohn AB ("Pharmacia & Upjohn") a sublicense under certain of patents related to the secretion of proteins licensed exclusively to Biogen by Harvard University. Pharmacia & Upjohn uses the patented subject matter in connection with its Genotropin(R) recombinant human growth hormone.

     In March 1995, Biogen filed suit in the U.S. District Court for the District of Massachusetts against Amgen Inc. ("Amgen"). The suit seeks to enjoin Amgen from manufacturing and selling its Neupogen(R) human granulocyte colony stimulating factor in the United States and asks for damages for infringing activities. Biogen believes that to make Neupogen(R) Amgen uses technology claimed in certain of Biogen's licensed patents for gene expression. Biogen does not expect a trial in the case prior to 1998.

     Biogen's European patent relating to gene expression was opposed by Biotechnology General Corp. in December 1993. A hearing was held by the Opposition Division of the European Patent Office in March 1996. No decision has been rendered.


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

COMPETITION AND MARKETING

     IN GENERAL

     Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. Biogen does not believe that it or any of the other industry leaders can be considered dominant in view of the rapid technological change in the industry. Biogen experiences significant competition from specialized biotechnology firms in the United States, Europe and elsewhere and from many large pharmaceutical, chemical and other companies. Certain of these companies have substantially greater financial, marketing, research and development and human resources than Biogen. The pharmaceutical companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. In addition, certain of Biogen's products may be subject to competition from products developed using alternatives to biotechnology techniques.

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

     AVONEX(TM) (INTERFERON BETA - 1A)

     As a treatment for multiple sclerosis, AVONEX(TM) competes with interferon beta-1b which is sold in the United States under the brand name Betaseron(R) by Berlex Laboratories, Inc., a United States affiliate of Schering AG, Germany ("Schering AG"), and sold in Europe under the brandname Betaferon(TM) by Schering AG. In Italy and Spain, AVONEX(TM) will also compete with an extracted form of beta interferon sold by Ares Serono S.A. ("Serono"). In late 1996, Serono also filed for approval in the European Union to market and sell Rebif(R), its recombinant interferon beta-1a product, as a treatment for multiple sclerosis. Biogen will also face competition from Teva Pharmaceuticals ("Teva") which recently received a license from the FDA to market its glatiramer acetate (also known as copolymer-1) in the United States as a treatment for multiple sclerosis. Teva's product will be marketed in the United States under the brandname Copaxone(TM) through a partnership between Teva and Hoechst Marion Roussel. Teva has also filed for marketing approvals in other countries. In addition, a number of other companies are working to develop products to treat multiple sclerosis which may in the future compete with AVONEX(TM). Biogen believes that competition among treatments for multiple sclerosis will be based on product performance, service and price.

REGULATION

     Biogen's current and contemplated activities and the products and processes that will result from such activities are and will be subject to substantial government regulation.

     Before new pharmaceutical products may be sold in the United States and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. These clinical trial programs generally involve a three-phase process. Typically, in Phase 1, trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug distribution and metabolism. In Phase 2, trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages, expand evidence of the safety profile and, perhaps, determine preliminary efficacy. In Phase 3, large scale, comparative trials are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies. The receipt of regulatory approvals often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense.

     In connection with the commercialization of products resulting from Biogen's projects, it is necessary, in a number of countries, to comply with certain regulations relating to the manufacturing and marketing of such products and to the products themselves. For example, the commercial manufacturing, marketing and exporting of pharmaceutical products require the approval of the FDA in the United States and of comparable agencies in other countries. The FDA has established mandatory procedures and safety standards which apply to the manufacture, clinical testing and marketing of pharmaceutical products in the United States. The process of seeking and obtaining FDA approval for a new product and licensing of the facilities in which the product is produced is likely to take a number of years and involve the expenditure of substantial resources. In addition, the regulatory approval processes for products in the United States, Canada and Europe are undergoing or may undergo changes. Biogen cannot determine what effect any changes in regulatory approval processes may have on its business.

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

EMPLOYEES

     At December 31, 1996, Biogen employed 675 full-time employees in the United States, of whom 108 held Ph.D. and/or M.D. degrees. Of the 675 employees, approximately 209 were engaged in, or directly supported, research and development, approximately 183 were involved in, or directly supported, manufacturing, quality assurance/quality control, regulatory, medical operations and preclinical and clinical development and approximately 91 were involved in sales and marketing. Biogen maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States, including the nine outside members of its Scientific Board.

ITEM 2 - PROPERTIES

     Biogen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in Cambridge Massachusetts. The Company owns a 150,000 square foot building in Cambridge which houses laboratories and office space. The Company also leases a total of approximately 271,000 square feet of additional office and research and development space in all or part of five other buildings in Cambridge, consisting of a 67,000 square foot building housing manufacturing facilities, plant, laboratories and office space, a building with 66,000 square feet of space containing laboratories, purification and aseptic bottling facilities and office space, a multi tenant building where the Company occupies approximately 95,000 square feet of office space, a 17,000 square foot building housing office space and distribution facilities and a 26,000 square foot building designed for specialized research laboratories. The leases for the leased sites terminate in 2003, 2004, 2000, 2004 and 1999, respectively, each with the right to renew.

     The Company's European headquarters consists of 1,400 square meters of office space in a multitenant building in Nanterre, France. The lease for this space terminates in 2003. The Company also has small offices in England, Germany and The Netherlands.

     In the second quarter of 1995, the Company began construction of a biologics manufacturing facility in Research Triangle Park, North Carolina. The estimated cost of construction, including land, is $59 million. The Company has substantially completed construction of the facility.

     The Company believes that its production plant in Cambridge, Massachusetts and existing outside sources will allow it to meet its production needs for clinical trials and its production needs for AVONEX(TM) until FDA licensing of the North Carolina facility. Biogen believes that its existing facilities are in compliance with appropriate regulatory standards. The Company expects that additional facilities and outside sources will be required to meet the Company's future research and production needs.

ITEM 3 - LEGAL PROCEEDINGS

     During the fourth quarter of 1994, a total of six class action lawsuits were initiated against the Company and several of its directors and officers. On March 3, 1995, these cases were consolidated into a single proceeding in the United States District Court for the District of Massachusetts. On January 23, 1996, in response to motions to dismiss the entire case filed by Biogen and the named officer and director defendants, the District Court issued a Memorandum and Order (dated January 22, 1996) dismissing most of the claims asserted in the plaintiffs' Second Amended Complaint, including all claims against the Company's outside directors. The only two claims remaining in the case pertain to statements concerning the results of the HIRULOG(R) TIMI-7 clinical trial in unstable angina. The Court did not reach a decision on the merits of these claims. On October 11, 1996, the Company filed a motion for summary judgment in the case. The plaintiffs have opposed the motion. The Company will continue to defend vigorously the claims that remain in the case.

     On October 7, 1996, a judge dismissed the lawsuit filed by Berlex Laboratories, Inc. against the FDA in the U.S. District Court for the District of Columbia in which Berlex claimed that the FDA's approval of Biogen's AVONEX(TM) (Interferon beta-1a) was improper. Biogen was an intervenor-defendant in the litigation. In dismissing the suit, the judge held that the FDA acted lawfully when it determined that AVONEX(TM) was clinically superior to Berlex's Betaseron(R) interferon beta-1b under the Orphan Drug law and that the FDA's determination that AVONEX(TM) was safe, pure and potent was amply supported by the record. Berlex chose not to appeal this decision.

     On July 3, 1996, Berlex filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of AVONEX(TM). Berlex seeks a judgment granting it unspecified damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. Prior to the date of the suit filed by Berlex on the McCormick patents, Biogen had filed a suit against Schering AG ("Schering"), Berlex and the Board of Trustees of the Leland Stanford Jr. University ("Stanford") in the United States District Court for the District of Massachusetts for a declaratory judgment of non-infringement and invalidity of the McCormick patent contending that AVONEX(TM), its manufacturing process and intermediates used in that process do not infringe the McCormick patent and that such patent is not valid. In November 1996, the U.S. District Court in Massachusetts ruled that it had jurisdiction and Berlex's New Jersey action was transferred to Massachusetts and consolidated for pre-trial purposes with the Massachusetts case. Biogen and Stanford subsequently entered into an agreement voluntarily dismissing Stanford from the suit. In February 1997, the U.S. District Court in Massachusetts dismissed Biogen's declaratory judgment action as to Schering without prejudice to reconsideration if such dismissal is later shown to result in an injustice to Biogen. The suit involving Berlex is still pending. A trial is not expected before 1998.

     In June 1996, ASTA Medica Aktiengesselschaft filed for arbitration against Biogen with the International Chamber of Commerce (ICC) in Paris, France. In its complaint, ASTA alleges that Biogen's 1993 termination of a 1989 agreement licensing ASTA to market recombinant interferon beta in certain European territories was ineffective. The agreement at issue also included as a party Bioferon, a Biogen joint venture that declared bankruptcy in 1993. The ASTA complaint asks that an ICC panel declare that the 1989 license is still in force, and, in the alternative, seeks approximately $5,000,000 in damages. The territories included in the 1989 license were Austria, Belgium, Denmark, Finland, France, Greece, Iceland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, Sweden, Switzerland and the United Kingdom. The arbitration will take place in Zurich under Swiss law. Biogen expects that the arbitration proceeding will be held in late 1997. Biogen considers the ASTA claims to be without merit.

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


Name                           Age          Positions
----                           ---          ---------

James L. Vincent...........    57           Chairman of the Board of Directors


James R. Tobin . . . .    52     President and Chief Executive Officer

Burt A. Adelman . . .     44     Vice President - Development Operations

Michael J. Astrue  . .    40     Vice President - General Counsel, Secretary
                                 and Clerk

Frank A. Burke, Jr....    53     Vice President - Human Resources

Lawrence S. Daniels...    54     Vice President - Strategic Planning

Joseph M. Davie.......    57     Vice President - Research

David C. Dlesk . . . ..   38     Vice President - Operations

Irving H. Fox.........    53     Vice President - Medical Affairs

Timothy M. Kish ......    45     Vice President - Finance, Chief Financial
                                 Officer and Treasurer

Mark W. Leuchtenberger    40     Vice President - Marketing and Sales

James C. Mullen.......    38     Vice President - International

David D. Pendergast. .    48     Vice President - QA\QC

The background of these officers is as follows:


     James L. Vincent has been Chairman of the Board of Directors of the Company since October 1985. From October 1985 until February 1997, Mr. Vincent served as Chief Executive Officer of the Company. He also served as Chief Operating Officer and President from April 1988 until February 1994. Before joining Biogen, Mr. Vincent served as Group Vice President, Allied Corporation and as President, Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied Corporation, Mr. Vincent was with Abbott Laboratories, Inc. where he served in various capacities, including Executive Vice President, Chief Operating Officer and Director of the parent corporation.

     James R. Tobin was appointed Chief Executive Officer of the Company in February 1997. He has served as President of the Company since February 1994. From February 1994 until February 1997, Mr. Tobin also served as Chief Operating Officer of the Company. Prior to joining the Company, Mr. Tobin served in various capacities at Baxter International, including Executive Vice President from 1988 until 1992 and President and Chief Operating Officer from 1992 until 1994. Mr. Tobin is a director of Creative BioMolecules, Inc. and Genovo, Inc.

     Burt A. Adelman, M.D. was appointed Vice President - Development Operations of the Company in August 1996 after serving as Vice President - Regulatory Affairs since May 1995. From 1991 until May 1995, Dr. Adelman was Director of Medical Research at Biogen. Dr. Adelman has served as Lecturer of Medicine at Harvard Medical School and Brigham and Women's Hospital since 1992.

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

     Lawrence S. Daniels was appointed Vice President - Strategic Planning of the Company in August 1993 after serving as Vice President - Marketing and Business Development since November 1991. Prior to joining the Company, Mr. Daniels served for nine years in planning and administrative functions for Allied- Signal, Inc., most recently as Vice President, Corporate Strategy Development.

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

     David C. Dlesk was appointed Vice President - Operations of the Company in August, 1996 after serving as Senior Director of Manufacturing and Engineering since May 1996. Prior to joining Biogen, Mr. Dlesk was Chief Executive Officer of Medical Media Systems, a developer of software for computer-aided surgery. From 1981 to 1993, Mr. Dlesk held a number of positions with Baxter Healthcare Corporation, including Director of Business Development, Venture Technology, General Manager Bentley Laboratories B.V. and Manager of Drug Delivery Technology Group for the I.V. Systems Division.

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

     Mark W. Leuchtenberger was appointed Vice President - Marketing and Sales in October 1996 after serving as Director of Distributor Operations, Europe from September 1996 until October 1996 and Director of Marketing and Program Executive for AVONEX(TM) from 1993 until September 1996. From 1992 to 1993, Mr. Leuchtenberger served as a Product Manager of the Company. From 1990 to 1992, he served as Market Development Manager. Prior to joining Biogen, Mr. Leuchtenberger worked for the consulting firm of Bain & Company from 1987 to 1990.

     James C. Mullen became Biogen's Vice President - International in August, 1996 after serving as Vice President - Operations since December 1991 and as Senior Director - Operations from February 1991 to December 1991. Mr. Mullen joined the Company in 1989 as Director - Facilities and Engineering and then served as Acting Director - Manufacturing and Engineering. Before coming to Biogen, Mr. Mullen held various positions of responsibility from 1984 through 1988 at SmithKline-Beckman Corporation, most recently as Director, Engineering - SmithKline and French Laboratories, Worldwide.

     David D. Pendergast, Ph.D. was appointed Vice President - Quality Assurance and Quality Control of the Company in April 1996. Dr. Pendergast joined Biogen from Fisons Pharmaceuticals, Manchester U.K. where he served as Director, Quality Assurance/Quality Control of Fisons PLC from 1992 to 1996. Prior to joining Fisons, Dr. Pendergast served, over a twenty year period, in various capacities at The Upjohn Company, including Vice President - Quality Assurance from 1989 to 1992.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Market for Securities" in the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The section entitled "Selected Financial Data" in the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Company's 1996 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1997, are hereby incorporated by reference.

EXECUTIVE OFFICERS

     Information concerning the Company's Executive Officers is set forth in
Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

     The sections entitled "Election of Directors", "Executive Compensation", "Joint Report on Compensation Philosophy" and "Performance Graph" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1997, are hereby incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Share Ownership" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1997, is hereby incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Employment Arrangements with the Company and Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1997, is hereby incorporated by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a) Financial Statements and Financial Statement Schedules.

          The following documents are filed as a part of this report:


     1. Financial Statements, as required by Item 8 of this Form, incorporated by reference herein from the 1996 Annual Report to Shareholders attached hereto as Exhibit 13:


Item                                                          Location
----                                                          --------
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

Notes to Consolidated Financial Statements                    Annual Report under the caption "Biogen, Inc. and
                                                              Subsidiaries Notes to Consolidated Financial
                                                              Statements."

Reports of Independent Accountants                            Annual Report under the caption "Report of
                                                              Independent Accountants."

     With the exception of the portions of the 1996 Annual Report to Shareholders specifically incorporated herein by reference, such report shall not be deemed filed as part of this Annual Report on Form 10-K.

          (2) Financial Statement Schedules: None

          (3) Exhibits


Exhibit No.       Description
-----------       -----------

(3.1)             Articles of Organization, as amended (*)

(3.2)             By-Laws, as amended (k)

(4.1)             Form of Common Stock Share Certificate (m)

(4.2) Certificate of Designation of Series A Junior Participating Preferred Stock (f)

(4.3) Rights Agreement dated as of May 8, 1989 between Registrant and The First National Bank of Boston, as Rights Agent (f)

(10.1) Independent Consulting and Project Agreement dated as of June 29, 1979 between Registrant and Kenneth Murray (a)**

(10.2) Letter Agreement dated September 23, 1995 with Sir Kenneth Murray relating to renewal of Independent Consulting Agreement
                  (r)**

(10.3) Minute of Agreement dated February 5, 1981 among Registrant, The University Court of the University of Edinburgh and Kenneth Murray (a)**

(10.4) Independent Consulting Agreement dated as of June 29, 1979 between Registrant and Phillip A. Sharp (a)**

(10.5) Letter Agreement dated December 15, 1995 with Phillip Sharp relating to chairmanship of Scientific Board and renewal of Independent Consulting Agreement (r)**

(10.6) Project Agreement dated as of December 14, 1979 between Registrant and Phillip A. Sharp (a)**

(10.7) Share Restriction and Repurchase Agreement dated as of December 15, 1979 between Registrant and Phillip A. Sharp
                  (a)**

(10.8) Consulting Agreement dated as of April 1, 1991, as amended, between Registrant and Alexander G. Bearn (i)**

(10.9) Letter Agreement dated April 14, 1995 with Dr. Alexander Bearn relating to renewal of Independent Consulting Agreement
                  (r)**

(10.10) Form of Amendment dated July 1, 1988 to Independent Consulting Agreement between Registrant and Scientific Board Members
                  (e)**

(10.11) Form of Share Purchase Agreement between Registrant and Scientific Board Members (a)**

(10.12) Form of Stock Option Agreement between Registrant and certain outside directors (c)**

(10.13) Letter regarding employment of James L. Vincent dated September 23, 1985 (b)**

(10.14) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (k)**

(10.15) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1995) (r)**

(10.16) Letter dated December 13, 1989 regarding employment of Dr. Irving H. Fox (h)**

(10.17) Letter dated April 7, 1993 regarding employment of Dr. Joseph M. Davie (l)**

(10.18)           Letter dated January 12, 1994 regarding employment of James R.
                  Tobin (n)**

(10.19) Form of Indemnification Agreement between Registrant and each Director and Executive Officer (e)**

(10.20) Second Amended and Restated Agreement and Certificate of Limited Partnership dated as of May 15, 1984 among Biogen Medical Products, Inc. as General Partner and certain limited partners (g)

(10.21) First Amendment dated December 22, 1986 to Agreement and Certificate of Limited Partnership (c)

(10.22) Technology License Agreement dated May 15, 1984 between Biogen B.V. and Biogen Medical Products Limited Partnership (g)

(10.23)           Development Contract dated May 15, 1984 between Biogen B.V.
                  and Biogen Medical Products Limited Partnership  (g)

(10.24)           Amendment dated December 22, 1986 to Development Contract  (c)

(10.25)           Amendment dated January 1, 1987 to Development Contract  (d)

(10.26) Joint Venture Option Agreement dated May 15, 1984 between Biogen, Inc. and Biogen Medical Products Limited Partnership
                  (g)

(10.27) Purchase Option Agreement dated May 15, 1984 between Biogen B.V. and the limited partners of Biogen Medical Products Limited Partnership (g)

(10.28) Guaranty dated May 15, 1984 to Biogen Medical Products Limited Partnership by Registrant guaranteeing certain obligations of Biogen Medical Products, Inc., Biogen B.V. and Biogen, Inc. to the Partnership (g)

(10.29) Demand Loan Agreement dated October 1, 1989 between Biogen Medical Products Limited Partnership and Biogen Medical Products, Inc. (g)

(10.30) Certificate of Cancellation of Certificate of Limited Partnership of Biogen Medical Products Limited Partnership dated December 24, 1996 *

(10.31) Standard Form Commercial Lease dated January 29, 1981 between Ira C. Foss and Ira C. Foss, Jr., as Trustees of Eastern Realty Trust, and B. Leasing, Inc. (g)

(10.32) Letter of May 24, 1989 exercising option under Standard Form Commercial Lease dated January 29, 1981 (g)

(10.33) Lease Extension Agreement dated February 20, 1990 between Eastern Realty Trust and Registrant (g)

(10.34) Standard Form Commercial Lease dated June 1, 1989 between Eastern Realty Trust and Registrant (g)

(10.35) Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc. (a)

(10.36) First Amendment to Lease dated January 19, 1989 amending Cambridge Center Lease dated October 4, 1982 (k)

(10.37) Second Amendment to Lease dated March 8, 1990 amending Cambridge Center Lease dated October 4, 1982 (k)

(10.38) Third Amendment to Lease dated September 25, 1991 amending Cambridge Center Lease dated October 4, 1982 (k)

(10.39) Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Realty Limited Partnership (n)

(10.40) 1983 Employee Stock Purchase Plan, as amended and restated through September 22, 1995 (r)**

(10.41)           1982 Incentive Stock Option Plan as amended through
                  April 25, 1995 and restated with form of Option Agreement
                  (q)**

(10.42) 1985 Non-Qualified Stock Option Plan as amended through April 25, 1995 and restated with form of Option Agreement
                  (q)**

(10.43) 1987 Scientific Board Stock Option Plan as amended through April 3, 1992 and restated with form of Option Agreement (j)**

(10.44)           Voluntary Executive Supplemental Savings Plan (p)**

(10.45)           Supplemental Executive Retirement Plan (p)**

(10.46)           Voluntary Board of Directors Savings Plan (p)**

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

(10.54) Supplemental Amendment and Agreement dated as of March 1, 1994 between the Registrant and Schering Corporation (o)

(11)              Computation of Earnings per Share *

(12)              None

(13)              Incorporated portions from Biogen, Inc. 1996 Annual Report to
                  Shareholders *

(21)              Subsidiaries of the Registrant  *

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

            (r) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-12042, and in incorporated herein by reference.

            * Filed herewith

            ** Management contract or compensatory plan or arrangement

(b)         Reports on Form 8-K

     During the fourth quarter of 1996, the Company filed the following report on Form 8-K: On November 26, 1996, the Company filed a report on Form 8-K to disclose receipt of a positive opinion from the Committee for Proprietary Medicinal Products of the European Medicines Evaluation Agency in connection with Biogen's application for marketing approval of its AVONEX(TM) (interferon beta-1a) in the European Union.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.

By: /s/ James L. Vincent
    ---------------------------------------
    James L. Vincent, Chairman of the Board

Dated  February 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




SIGNATURES                  TITLE                            DATE
----------                  -----                            ----

/s/ James R. Tobin          President, Chief Executive       February 21, 1997
----------------------      Officer and a Director
James R. Tobin              (principal executive officer)


/s/ James L. Vincent        Chairman of the Board            February 21, 1997
----------------------
James L. Vincent

/s/ Timothy M. Kish         Vice President - Finance,        February 21, 1997
----------------------        Chief Financial Officer and
Timothy M. Kish               Treasurer (Principal financial
                              and accounting officer)


/s/ Alexander Bearn         Director                         February 21, 1997
----------------------
Alexander Bearn

/s/ Harold W. Buirkle       Director                         February 21, 1997
----------------------
Harold W. Buirkle

/s/ Alan Belzer             Director                         February 21, 1997
----------------------
Alan Belzer

/s/ Thomas F. Keller        Director                         February 21, 1997
----------------------
Thomas F. Keller

/s/ Roger H. Morley         Director                         February 21, 1997
----------------------
Roger H. Morley

/s/ Kenneth Murray          Director                         February 21, 1997
----------------------
Kenneth Murray

/s/ Phillip A. Sharp        Director                         February 21, 1997
----------------------
Phillip A. Sharp

/s/ James W. Stevens        Director                         February 21, 1997
----------------------
James W. Stevens


                                  EXHIBIT INDEX
                                  -------------


Exhibit No.       Description
-----------       -----------

(3.1)             Articles of Organization, as amended.

(10.30)           Certificate of Cancellation of Certificate of Limited
                  Partnership of Biogen Medical Products Limited Partnership dated December 24, 1996

(11)              Computation of Earnings per Share

(13)              Incorporated portions from Biogen, Inc. 1996 Annual Report to
                  Shareholders

(21)              Subsidiaries of the Registrant

(24.1)            Consent of Price Waterhouse LLP
