Form 10-K/A
period 1996-12-31
BIOGEN INC
filed 1997-03-28
CIK 714655

                                  FORM 10-K/A

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

               Yes  X   No
                  -----   -----

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

(10.54) Supplemental Amendment and Agreement dated as of March 1, 1994 between the Registrant and Schering Corporation (o)

(10.55) Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated as of November 21, 1996 * **

(11)             Computation of Earnings per Share

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

BIOGEN, INC.

By: /s/ James R. Tobin
    -------------------------------------
    President and Chief Executive Officer

Dated  March 27, 1997

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.      DESCRIPTION
-----------      -----------

(10.55) Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated as of November 21, 1996