Form 10-Q
period 1997-03-31
BIOGEN INC
filed 1997-04-30
CIK 714655

SECURITIES AND EXCHANGE COMMISSION    Total Pages-   17
                          WASHINGTON, D.C. 20549          Exhibit Index- 16


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1997

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
                             Yes  X    No

     Number of shares outstanding of each of the issuer's classes of common stock, as of April 14, 1997:

Common Stock, par value $0.01                      73,853,141
(Title of each class)                             (Number of Shares)

                                                                     Page 2
                           B I O G E N , I N C .

                                                                    Page No.

PART I - FINANCIAL INFORMATION

 Condensed Consolidated Statements of Income -
   Three months ended March 31, 1997 and 1996. . . . . . . . . . . . .   3

 Condensed Consolidated Balance Sheets -
   March 31, 1997 and December 31, 1996. . . . . . . . . . . . . . . .   4

    Condensed Consolidated Statements of Cash Flows -
   Three months ended March 31 1997 and 1996 . . . . . . . . . . . . .   5

 Notes to Condensed Consolidated Financial Statements. . . . . . . . .   6

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . . . .   9


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  15



                   * * * * * * * * * * * * * * * * * *












Note concerning trademarks:  Hirulog(R) and AVONEX(R) are trademarks of
                             Biogen, Inc.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)



                                                   Three months ended
                                                        March 31,
                                                   1997          1996
REVENUES

  Product . . . . . . . . . . . . . . . . . . .   $ 52,616      $      -
  Royalties . . . . . . . . . . . . . . . . . .     42,215        34,378
  Interest. . . . . . . . . . . . . . . . . . .      4,907         4,465
                                                  --------      --------
  Total revenues. . . . . . . . . . . . . . . .     99,738        38,843
                                                  --------      --------
EXPENSES

  Cost of product and royalty revenues. . . . .     11,744         4,153
  Research and development. . . . . . . . . . .     37,908        24,411
  Selling, general and administrative . . . . .     21,164        13,246
  Other, net. . . . . . . . . . . . . . . . . .        334           509
                                                  --------      --------
  Total expenses. . . . . . . . . . . . . . . .     71,150        42,319
                                                  --------      --------
INCOME(LOSS) BEFORE INCOME TAXES. . . . . . . .     28,588        (3,476)

Income taxes. . . . . . . . . . . . . . . . . .     11,578           182
                                                  --------      --------
NET INCOME(LOSS). . . . . . . . . . . . . . . .   $ 17,010      $ (3,658)
                                                  ========      ========

EARNINGS (LOSS) PER SHARE . . . . . . . . . . .   $   0.22      $  (0.05)
                                                  ========      ========

Average number of shares outstanding. . . . . .     76,843        71,200
                                                  ========      ========


See Notes to Condensed Consolidated Financial Statements.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 4

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                              March 31,1997   Dec. 31,1996
                                                (unaudited)
ASSETS
  Current assets
   Cash and cash equivalents . . . . . . . . . . $ 101,472      $  62,032
   Marketable securities . . . . . . . . . . . .   246,269        259,349
   Accounts receivable, less allowances of
    $1,729 in 1997; and $1,480 in 1996 . . . . .    43,803         42,952
   Deferred tax asset, net . . . . . . . . . . .    61,160         47,888
   Other . . . . . . . . . . . . . . . . . . . .    26,655         23,533
                                                  --------       --------
   Total current assets. . . . . . . . . . . . .   479,359        435,754
                                                  --------       --------
  Property, plant and equipment
   Total cost. . . . . . . . . . . . . . . . . .   222,594        217,926
   Less accumulated depreciation . . . . . . . .    56,272         52,603
                                                  --------       --------
   Property, plant and equipment, net. . . . . .   166,322        165,323
                                                  --------       --------
  Other assets
   Patents, net. . . . . . . . . . . . . . . . .    12,301         10,458
   Marketable securities . . . . . . . . . . . .    19,482         16,003
   Other . . . . . . . . . . . . . . . . . . . .     6,742          7,034
                                                  --------       --------
   Total other assets. . . . . . . . . . . . . .    38,525         33,495
                                                  --------       --------
                                                 $ 684,206      $ 634,572
                                                  ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
    Accounts payable . . . . . . . . . . . . . . $  19,414      $  15,722
    Current portion of long-term debt. . . . . .     4,808          4,017
    Accrued expenses and other . . . . . . . . .    58,146         68,209
                                                  --------       --------
    Total current liabilities. . . . . . . . . .    82,368         87,948
                                                  --------       --------
  Long-term debt, less current portion . . . . .    66,008         62,254
                                                  --------       --------
  Shareholders' equity:
    Common stock . . . . . . . . . . . . . . . .       738            725
    Additional paid-in capital . . . . . . . . .   510,581        471,623
    Retained earnings . . . . . .. . . . . . . .    29,841         12,831
    Unrealized losses on marketable securities .    (5,353)          (743)
    Cumulative translation adjustment. . . . . .        23            (66)
                                                  --------       --------
    Total shareholders' equity . . . . . . . . .   535,830        484,370
                                                  --------       --------
                                                 $ 684,206      $ 634,572
                                                  ========       ========

See Notes to Condensed Consolidated Financial Statements.


                       BIOGEN, INC. AND SUBSIDIARIES                 Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)
                                                     Three months ended
                                                          March 31,
                                                      1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss). . . . . . . . . . . . . . . .   $ 17,010    $ (3,658)
  Adjustments to reconcile net income(loss) to
    net cash provided from (used by) operating
   activities:
   Depreciation and amortization. . . . . . . . .      4,357       3,629
   Deferred income taxes. . . . . . . . . . . . .      9,500           -
   Other. . . . . . . . . . . . . . . . . . . . .      2,217         401
   Changes in:
    Accounts receivable . . . . . . . . . . . . .       (851)      3,815
    Other current assets. . . . . . . . . . . . .     (3,122)     (5,351)
    Other assets. . . . . . . . . . . . . . . . .        291        (142)
    Accounts payable and
     other current liabilities. . . . . . . . . .     (3,513)     (7,271)
                                                    --------    --------
  Net cash provided from (used by)
    operating activities. . . . . . . . . . . . .     25,889      (8,577)
                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities. . . . . . .    (95,239)   (119,091)
  Proceeds from sales of marketable securities. .    106,518     118,088
  Investment in research collaboration. . . . . .    (10,000)          -
  Acquisitions of property and equipment. . . . .     (8,525)    (15,112)
  Additions to patents. . . . . . . . . . . . . .     (2,531)        (44)
                                                    --------    --------
  Net cash used by investing activities . . . . .     (9,777)    (16,159)
                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt. . . .      4,545       7,086
  Issuance of common stock. . . . . . . . . . . .     18,783       4,369
                                                    --------    --------
  Net cash provided from financing activities . .     23,328      11,455
                                                    --------    --------

NET INCREASE(DECREASE) IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . . . .     39,440     (13,281)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD . . . . . . . . . . . . . .     62,032      45,770
                                                    --------    --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD . . . . . . . . . . . . . . . . .   $101,472    $ 32,489
                                                    ========    ========


See Notes to Condensed Consolidated Financial Statements.





                       BIOGEN, INC. AND SUBSIDIARIES                 Page 6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report. Interim results are not necessarily indicative of the operating results for the full year.

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the three months ended March 31, are as follows:

                                                  1997     1996
    Pro forma basic earnings per share           $0.23   ($0.05)
    Pro forma diluted earnings per share         $0.22   ($0.05)

2. As of March 31, 1997, the Company had $22.5 million outstanding under a term loan secured by a laboratory and office building in Cambridge, Massachusetts. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005.

    In August 1995, the Company entered into a loan agreement with a bank for financing the construction of its biological manufacturing facility in North Carolina (the "Construction Loan"). As of March 31, 1997 the Company had substantially completed construction of the facility and the funds advanced under the Construction Loan of $48.3 million were converted to a 10 year term loan with principal and interest payable quarterly.

    Terms of the loan agreements include various covenants, including financial covenants which require the Company to maintain minimum net worth, cash flow and various financial ratios. The loans are secured

                                                                     Page 7
    by the underlying buildings.

3. Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products and are expensed as research and development costs when consumed. Inventories, net of applicable reserves and allowances, at March 31, 1997 and December 31, 1996 are as follows:

                                         (In Thousands)
                                March 31, 1997    Dec.  31, 1996
            Raw materials         $    3,944        $      3,262
            Work in process            8,824               7,801
            Finished goods             7,831               5,495
                                    ----------        ----------
                                  $   20,599         $    16,558
                                    ==========        ==========

4. On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of Biogen's AVONEX(R)(Interferon beta-1a). Berlex seeks a judgment granting it unspecified damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to the Berlex claim; however, the ultimate outcome is not determinable at this time. Prior to the date of the suit filed by Berlex, Biogen had filed a suit against Schering AG ("Schering"), Berlex and the Board of Trustees of the Leland Stanford Jr. University ("Stanford") in the United States District Court for the District of Massachusetts for a declaratory judgment of non-infringement and invalidity of the McCormick patent contending that AVONEX(R), its manufacturing process and intermediates used in that process do not infringe the McCormick patent and that such patent is not valid. In November 1996, the U.S. District Court in Massachusetts ruled that it had jurisdiction and Berlex's New Jersey action was transferred to Massachusetts. Biogen and Stanford subsequently entered into an agreement voluntarily dismissing Stanford from the suit. A trial is not expected before the latter part of 1998.

    In June 1996, ASTA Medica Aktiengesselschaft ("ASTA") filed for arbitration against Biogen with the International Chamber of Commerce
    (ICC) in Paris, France. In its complaint, ASTA alleges that Biogen's 1993 termination of a 1989 agreement licensing ASTA to market recombinant interferon beta in certain European territories was ineffective. The agreement at issue also included as a party Bioferon, a Biogen joint venture that declared bankruptcy in 1993.
    The ASTA complaint asks that an ICC panel declare that the 1989 licence is still in force, and, in the alternative, seeks approximately $5 million in damages. The territories in the 1989 license included most of Western Europe except Germany. The arbitration will take place in Zurich under Swiss law. The Company's management believes that it has meritorious defenses to this claim and given the defenses, believes the ultimate outcome of this legal proceeding will not have a material adverse effect on the results of operations or financial position of the Company.

                                                                     Page 8
    The Company is also a party to a class action lawsuit in connection with disclosures related to Biogen's Hirulog(R) product. The
    Company's management believes that it has meritorious defenses to the claims in this lawsuit and given the defenses, believes the ultimate outcome of this legal proceeding will not have a material adverse effect on the results of operations or financial position of the Company.

5. In March 1997, the Company and its wholly-owned subsidiary, Biotech Manufacturing Limited, signed a research collaboration and license agreement (the "Agreement") with CV Therapeutics, Inc. ("CVT") under which Biogen obtained rights to develop and market CVT's therapeutic CVT-124 for the treatment of edema associated with congestive heart failure. Under the terms of the Agreement, the Company purchased approximately 670,000 shares of CVT common stock for $7 million and paid a one-time license fee of $5 million. In addition, pursuant to the terms of the Agreement, the Company established a $12 million line of credit that CVT may use for operating purposes. At March 31, 1997, the Company had advanced $3 million under the line of credit to CVT.

6. Income tax expense for March 31, 1997 varied from the amount computed at U.S. statutory rates primarily due to the benefit of research and development and investment tax credits partially offset by foreign losses for which the Company will receive no current tax benefit. The exercise of nonqualified stock options results in a reduction of taxable income of the Company equal to the difference between the option price and the fair market value on the date of the exercise. During the three months ended March 31, 1997, $20.1 million was credited to additional paid in capital relating to this tax benefit from stock option exercises. Due to the sustained growth during the third quarter of 1996 in sales and profitability of AVONEX(R), the Company made the determination that it is more likely than not that it will realize the benefits of its net deferred tax assets, and it therefore reversed all of the related valuation allowance. The Company's reversal of the valuation allowance in the third quarter of 1996 resulted in a realization of income tax benefit of approximately $23 million representing the balance of net operating loss carry forwards and tax credits that had not been recognized at the beginning of the quarter as well as tax credits generated during the quarter. The reversal of the valuation allowance in the third quarter also resulted in an increase in additional paid-in capital in 1996 of $38.6 million relating to deductions for non-qualified stock options.


















                                                                   Page 9
                       BIOGEN, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview

Biogen, Inc. (the "Company" or "Biogen") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of AVONEX(R) which is sold under the Biogen name and from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B products. In May 1996, the Company received a license from the United States Food and Drug Administration ("FDA") to market Biogen's new product AVONEX(R) as a treatment for relapsing forms of multiple sclerosis ("MS"). MS is a chronic inflammatory disease of the central nervous system that affects over one million people worldwide. In March 1997, the Company received regulatory approval to market AVONEX(R) for the treatment of relapsing MS in the 15 member countries of the European Union. The Company has also received regulatory approval to market and sell AVONEX(R) in Israel, Cyprus and Switzerland. In addition, the Company is seeking approval for AVONEX(R) in Canada and several other countries.

Results of Operations

1997 QUARTER COMPARED TO 1996 QUARTER

For the first quarter ended March 31, 1997, the Company reported net income of $17.0 million or $0.22 per share as compared to a net loss of $3.7 million or $(0.05) per share in the first quarter of 1996.

Total revenues for the current quarter were $99.7 million, as compared to $38.8 million in the quarter ended March 31, 1996, an increase of $60.9 million or 157%. The increase in total revenues was primarily due to sales of the Company's product AVONEX(R) which was introduced in May 1996. Sales of AVONEX(R) accounted for $52.6 million of total revenues in the first quarter of 1997. During the first quarter of 1997, the Company received regulatory approval to sell AVONEX(R) and began selling AVONEX(R) in the United Kingdom, Germany, Sweden and Finland. AVONEX(R) is also on the market in Israel and Cyprus. The Company expects product sales as a percentage of total revenues to increase over the course of the fiscal year as the Company continues its introduction of AVONEX(R) in new markets.

Revenues from royalties for the current quarter were $42.2 million, an increase of $7.8 million or 22.7% as compared to the quarter ended March 31, 1996. This increase is primarily a result of an increase in ongoing royalties received from Schering-Plough Corporation ("Schering-Plough"), the Company's licensee for alpha interferon, and a one-time royalty payment from The Medicines Company ("TMC").

In the near term, the Company expects overall sales of licensee products and royalty revenues to increase. The level of anticipated royalty growth may fluctuate depending on changes in sales volumes for specific products, patent expirations, new licensing arrangements or other developments.
There are a number of other factors which could cause the actual level of royalty revenue to differ from the Company's expectations. For example, pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products may have and

                                                                 Page 10
impact on product sales by the Company's licensees. Since the Company is not involved in the development or sale of products by its licensees, it is unable to predict the timing or potential impact of factors which may affect licensee sales. In addition, licensee sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or vaccination programs.

Interest income for the current quarter was $4.9 million, an increase of $442,000 or 9.9% as compared to $4.5 million in the quarter ended March 31, 1996. The increase in interest income is primarily a result of increased funds invested.

Total expenses for the current quarter were $71.2 million as compared to $42.3 million in the quarter ended March 31, 1996, an increase of $28.9 million or 68.3%. Cost of sales in the quarter ended March 31, 1997 increased $7.5 million as compared to the quarter ended March 31, 1996. Cost of sales includes product costs of $ 7.7 million in the first quarter of 1997 related to sales of AVONEX(R). The gross margin in the first quarter of 1997 for product revenue was approximately $ 44.9 million or 85.4%. Cost of sales relating to royalty revenue for the first quarter of 1997 was $4 million, a decrease of $200,000 as compared to the first quarter of 1996.

Research and development expenses for the current quarter were $37.9 million, an increase of $13.5 million or 55.3% as compared to the quarter ended March 31, 1996. This increase was primarily due to the research collaboration with CV Therapeutics, Inc. ("CVT"), an increase in clinical trial costs and an increase in the Company's development efforts related to other research and development programs in its pipeline. In March 1997, the Company entered into a research collaboration and license agreement with CVT under which Biogen obtained rights to develop and market CVT's therapeutic CVT-124 for treatment of edema associated with congestive heart failure. The Company continues to add additional internal resources in the area of research and development. Biogen currently has three early stage compounds in clinical trials. They are LFA3TIP, a T-cell inhibiting protein being tested as a potential treatment for severe psoriasis, Gelsolin, a mucolytic agent, that is being studied for treatment of cystic fibrosis, chronic bronchitis and several other pulmonary diseases, and CD40 ligand antibody, which is being studied as a potential treatment for certain autoimmune diseases. The Company expects that, in the long-term, research and development expenses will increase as the Company expands its pipeline and related development efforts with respect to potential new products and conducts clinical trials on potential products.

Selling, general and administrative expenses for the current quarter were $21.2 million, an increase of $8 million or 60.6% as compared to the quarter ended March 31, 1996. This increase was primarily due to the selling and marketing expenses related to sales of AVONEX(R) in the United States. In addition, the Company has invested resources in market development efforts and the commercial launch of AVONEX(R)in Europe. The Company expects that selling, general and administrative expenses will increase in the near and long-term as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(R) worldwide. The anticipated level of expense will depend on the overall sales levels achieved by AVONEX(R).

Income tax expense for March 31, 1997 varied from the amount computed at U.S. statutory rates primarily due to the benefit of research and development and investment tax credits offset by foreign losses for which
                                                                    Page 11
the Company will receive no current tax benefit. The Company's effective tax rate in the first quarter of 1997 is 40.5% and it is expected to continue at or near this level for the remainder of 1997. Due to the sustained growth during the third quarter of 1996 in sales and profitability of the Company's first commercial product, AVONEX(R), the Company made the determination that it was more likely than not that it will realize the benefits of the net deferred tax assets, and it therefore reversed all of the related valuation allowance. The Company's reversal of the valuation allowance in the third quarter of 1996 resulted in a realization of income tax benefit of approximately $23 million representing the balance of net operating loss carry forwards and tax credits that had not been recognized at the beginning of the quarter as well as tax credits generated during the quarter. The reversal of the valuation allowance in the third quarter also resulted in an increase in additional paid-in capital in 1996 of $38.6 million relating to deductions for non-qualified stock options.

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. See
Note 1 to the Condensed Consolidated Financial Statements.

Financial Condition

At March 31, 1997, cash, cash equivalents and marketable securities were $347.7 million compared with $321.4 million at December 31, 1996, an increase of $26.3 million. Working capital increased $49.2 million to $397.0 million between December 31, 1996 and March 31, 1997, including an increase of $20.1 million in deferred tax assets related to non-qualified stock option activity. Net cash provided from operating activities for the current quarter was $25.9 million, compared with $8.6 million used by operating activities in the first quarter of 1996. Cash outflows for the three months ended March 31, 1997, included investments in property and equipment and patents of $11.1 million and $10 million related to a research collaboration agreement with CVT. Cash inflows included $4.5 million from loan agreements with banks and $18.8 million from common stock option exercises and stock purchase plan activity.

As of March 31, 1997, the Company had $22.5 million outstanding under a term loan secured by a laboratory and office building in Cambridge, Massachusetts. The annual principal payable in each of the years 1996 through 1999 is $1.7 million with the balance due May 8, 2005.

In August 1995, the Company entered into a loan agreement with a bank for financing the construction of its biological manufacturing facility in North Carolina (the "Construction Loan"). As of March 31, 1997 the Company had substantially completed construction of the facility and the funds advanced under the Construction Loan of $48.3 million were converted to a 10 year term loan with principal and interest payable quarterly.

Terms of the loan agreements include various covenants, including financial covenants which require the Company to maintain minimum net worth, cash

                                                                    Page 12
flow and various financial ratios. The loans are secured by the underlying buildings.

The Company has several research programs and collaborations underway. In March 1997, the Company and its wholly-owned subsidiary, Biotech Manufacturing Limited, signed a research collaboration and license agreement (the "Agreement") with CVT under which Biogen obtained rights to develop and market CVT's therapeutic CVT-124 for the treatment of edema associated with congestive heart failure. Under the terms of the Agreement, the Company purchased approximately 670,000 shares of CVT common stock for $7 million and paid a one-time license fee of $5 million. In addition, pursuant to the terms of the Agreement, the Company established a $12 million line of credit that CVT may use for operating purposes. At March 31, 1997, the Company had advanced $3 million under the line of credit to CVT.

In December 1996, the Company entered into a research collaboration and license agreement with Creative BioMolecules, Inc. ("CBM") under which Biogen obtained rights to develop and market CBM's morphogenic protein, OP-1, for the treatment of kidney diseases and disorders including acute and chronic renal failure. Under the agreement, Biogen paid a license fee of $10 million and purchased 1.5 million shares of CBM common stock for $18 million. The Company has also agreed to fund $10.5 million of research activities over the next three years assuming continuation of the collaboration and to make additional payments upon the achievement of specified milestones.

Effective July 1, 1996, the Company signed a collaborative research and commercialization agreement with Ontogeny, Inc. ("Ontogeny"), a private biotechnology company, for the development and commercialization of three specific Hedgehog cell differentiation proteins. The Company acquired a minority equity interest in Ontogeny as well as certain exclusive, worldwide rights related to products based on the Hedgehog proteins for most disease areas. The Company has agreed to fund approximately $6 million in research and development costs of Ontogeny over two years and to make license fees and milestone payments to Ontogeny of up to $27 million per Hedgehog protein, depending on the achievement of certain clinical, regulatory and commercial milestones over the life of the agreement.

In August 1995, the Company signed a collaborative research agreement for the development of human gene therapy treatments with Genovo, Inc. ("Genovo"), a gene therapy research company. The Company acquired a minority equity interest in Genovo as well as certain licensing rights. The Company has agreed to fund research and development costs to Genovo up to approximately $37 million over the life of the agreement, depending on achievement of scientific milestones.

Several legal proceedings were pending during the current quarter which involve the Company. See Note 4 to the Condensed Consolidated Financial Statement and Item 1 - Business, "Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for discussions of these legal proceedings.

In April 1997, the European Patent Office revoked the Company's European patent covering the expression of recombinant beta interferon. The decision of the European Patent Office is final and cannot be repealed. This decision will not impact the Company's ability to sell AVONEX (R) in Europe, the United States or any other market but will prevent the Company from enforcing this patent against potential competitors.
                                                                  Page 13
The Company currently believes that the financial resources available to it, including its current working capital, revenues from product sales and its existing and anticipated contractual relationships, will be sufficient to finance its planned operations and capital expenditures for the near term. However, the Company may have additional funding needs, the extent of which will depend upon the level of royalties and product sales, the outcome of clinical trial programs, the receipt and timing of required regulatory approvals for products, the results of research and development efforts and business expansion opportunities. Accordingly, from time to time, the Company may obtain funding through various means which could include collaborative agreements, lease or mortgage financings, sales of equity or debt securities and other financing arrangements.

Outlook

Safe Harbor Statement under Private Securities Litigation Reform Act of
1995

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future royalty revenues, product sales, expenses and profits and predictions as to the anticipated outcome of pending litigation. These and all other forward-looking statements are made based on the Company's current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from the Company's expectations and which could negatively impact the Company's results of operation are discussed below and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operation.

Dependence on AVONEX(TM) Sales and Royalty Revenue

While in the past the Company's ability to achieve profitability has been dependent mainly on the level of royalty revenues as compared to expenses, in the future, continued profitability will also be highly dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) in the United States; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R) in treating the relapsing form of multiple sclerosis, a disease which is characterized by an uneven pattern of disease progression; the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives reimbursement coverage; market acceptance of AVONEX(R) outside the United States; successful resolution of the lawsuit with Berlex related to the "McCormick patent", which if decided in Berlex's favor could have a material adverse effect on the Company's operations; the Company's ability to sustain market share of AVONEX(R) in light of the introduction of competitive products for the treatment of multiple sclerosis, such as Teva Pharmaceuticals' Copaxone(R) glatiramer acetate, which was recently launched in the United States, and Ares-Serono's Rebif(R), an interferon beta-1a product, which is the subject of a pending application in the European Union, and also in light of the recent decision of the European Patent Office to revoke the Company's European patent covering the expression of recombinant beta interferon; the success of ongoing development work related to AVONEX(R) in expanded multiple sclerosis indications and the continued accessibility of third parties to vial,
                                                                 Page 14
label, and distribute AVONEX(R) on acceptable terms. The Company's ability to increase the level of its royalty revenues will depend on: sustaining the scope and validity of existing patents; the efforts of licensees in the clinical testing and marketing of products from which the Company derives revenue; and the timing and extent of royalties from additional licensing opportunities. There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick patent," competition in the multiple sclerosis market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 1996 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business - Competition and Marketing -AVONEX(TM) (interferon beta 1a)", "Business - Regulation" and "Legal
Proceedings."

New Products

AVONEX(R) is currently the only product sold by the Company. The Company's long-term viability and growth will depend on the successful development and commercialization of other products from its research activities and collaborations. The Company has begun to expand its development efforts related to other potential products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third party technologies or products or other types of investments. Product development involves a high degree of risk. Many important factors affect the Company's ability to successfully develop and commercialize drugs, including the ability to obtain and maintain necessary patents and licenses, to demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process, to meet applicable regulatory standards and receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products successfully. There can be no assurance that the Company will be successful in its efforts to develop and commercialize new products.

                        PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 11       Computation of Earnings per Share.

     (b) There were no reports on Form 8-K filed for the quarter ended March 31, 1997.







                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOGEN, INC.

Dated: April 25, 1997                       /s/Timothy M. Kish
                                        ----------------------------------
                                                Timothy M. Kish
                                          Vice President-Finance and
                                            Chief Financial Officer
                                 EXHIBITS                           Page 16



Index to Exhibits.



    No. 11     Computation of Earnings per Share.