Form 10-Q
period 1997-06-30
BIOGEN INC
filed 1997-07-24
CIK 714655

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                         FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      JUNE 30, 1997

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
                             Yes  X    No

     Number of shares outstanding of each of the issuer's classes of common stock, as of July 14, 1997:

  Common Stock, par value $0.01                73,935,753
      (Title of each class)                    (Number of Shares)

                          B I O G E N , I N C .

                                   INDEX

                                                                    Page No.
PART I - FINANCIAL INFORMATION

   Condensed Consolidated Statements of Income -
     Three months and six months ended June 30, 1997 and 1996 . . . . . 3

   Condensed Consolidated Balance Sheets -
     June 30, 1997 and December 31, 1996. . . . . . . . . . . . . . . . 4

   Condensed Consolidated Statements of Cash Flows -
     Six months ended June 30, 1997 and 1996. . . . . . . . . . . . . . 5

   Notes to Condensed Consolidated Financial Statements . . . . . . . . 6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations. . . . . . . . . . . . . . . . 9

 PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .15



                   * * * * * * * * * * * * * * * * * *












Note concerning trademarks:   HIRULOG(R) and AVONEX(R) are
                              registered trademarks of Biogen, Inc.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
              (in thousands, except per share amounts)


                                         Three Months            Six Months
                                        Ended June 30,        Ended June 30,
                                     1997        1996       1997       1996
REVENUES

Product sales. . . . . . . . . . . $56,440     $ 6,125    $109,056   $ 6,125
Royalties. . . . . . . . . . . . .  36,007      35,032      78,222    69,410
Interest . . . . . . . . . . . . .   5,206       4,244      10,113     8,709
                                   -------      ------     -------    ------
 Total revenues. . . . . . . . . .  97,653      45,401     197,391    84,244
                                   -------      ------     -------    ------
EXPENSES

Cost of sales. . . . . . . . . . .  11,444       3,836      23,188     7,989
Research and development . . . . .  32,014      29,302      69,922    53,713
Selling, general and
 administrative. . . . . . . . . .  20,960      19,747      42,124    32,993
Other. . . . . . . . . . . . . . .    (190)        809         144     1,318
                                    ------      ------      ------    ------
 Total expenses. . . . . . . . . .  64,228      53,694     135,378    96,013
                                    ------      ------     -------    ------

INCOME BEFORE INCOME
   TAXES . . . . . . . . . . . . .  33,425      (8,293)     62,013   (11,769)

Income taxes . . . . . . . . . . .  13,477         800      25,055       982
                                    ------      -------    -------    -------
NET INCOME . . . . . . . . . . . . $19,948     $(9,093)    $36,958  $(12,751)
                                   =======     ========    =======  =========

NET INCOME PER SHARE . . . . . . . $  0.26     $ (0.13)    $  0.48  $  (0.18)
                                   =======     ========    =======  =========

Average shares outstanding . . . .  76,248      71,416      76,546    71,308
                                    ======      ======      ======    ======


See Notes to Condensed Consolidated Financial Statements.

                     BIOGEN, INC. AND SUBSIDIARIES              Page 4

                CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)

                                              June 30,1997        Dec.31,1996
                                               (unaudited)
ASSETS
   Current assets
    Cash and cash equivalents . . . . . . . .  $ 73,250             $ 62,032
    Marketable securities . . . . . . . . . .   282,611              259,349
    Accounts receivable, less allowances of
     $1,312 in 1997 and $1,480 in 1996. . . .    59,807               42,952
    Deferred tax asset, net . . . . . . . . .    49,976               47,888
    Other . . . . . . . . . . . . . . . . . .    32,778               23,533
                                               --------              -------
    Total current assets. . . . . . . . . . .   498,422              435,754
                                               --------              --------
   Property, plant and equipment
    Total cost. . . . . . . . . . . . . . . .   224,970              217,926
    Less accumulated depreciation . . . . . .    57,681               52,603
                                               --------             --------
    Property, plant and equipment, net. . . .   167,289              165,323
                                               --------             --------
   Other assets
   Patents, net. . .. . . . . . . . . . . . .    12,586               10,458
   Marketable securities  . . . . . . . . . .    18,936               16,003
   Other. . . . . . . . . . . . . . . . . . .     7,679                7,034
                                               --------             --------
                                               $704,912             $634,572
                                               ========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
    Accounts payable. . . . . . . . . . . . . $ 11,460              $ 15,722
    Current portion long-term debt. . . . . .    4,888                 4,017
    Other current liabilities . . . . . . . .   65,342                68,209
                                              --------              --------
    Total current liabilities . . . . . . . .   81,690                87,948
                                              --------              --------
   Long-term debt . . . . . . . . . . . . . .   64,289                62,254
                                              --------              --------
   Shareholders' equity
    Common stock. . . . . . . . . . . . . . .      739                   725
    Additional paid-in capital. . . . . . . .  512,916               471,623
    Retained earnings . . . . . . . . . . . .   49,789                12,831
    Unrealized loss on
     marketable securities, net of tax  . . .   (4,579)                 (743)
    Cumulative translation adjustment . . . .       68                   (66)
                                              --------               -------
    Total shareholders' equity. . . . . . . .  558,933               484,370
                                              --------               -------
                                              $704,912              $634,572
                                              ========              ========


See Notes to Condensed Consolidated Financial Statements.



                      BIOGEN, INC. AND SUBSIDIARIES                  Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                           1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss). . . . . . . . . . . . . . . . . .  $  36,958    $(12,751)
  Adjustments to reconcile net income (loss)
   to net cash provided from (used by)
    operating activities:
   Depreciation and amortization. . . . . . . . . . .      9,071       7,334
   Deferred income taxes. . . . . . . . . . . . . . .     20,683        (217)
   Other. . . . . . . . . . . . . . . . . . . . . . .      2,550          --
   Changes in:
    Accounts receivable . . . . . . . . . . . . . . .    (16,855)     (7,925)
    Other current assets. . . . . . . . . . . . . . .     (9,245)    (10,603)
    Other assets. . . . . . . . . . . . . . . . . . .       (345)         87
    Accounts payable and
     other current liabilities. . . . . . . . . . . .     (3,571)      8,064
                                                         --------     -------
  Net cash provided from (used by) operating
 activities. . . . . . .  . . . . . . . . . . . . . .     39,246     (16,011)
                                                         -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities. . . . . . . . .   (217,012)   (179,859)
  Proceeds from sales of marketable securities. . . .    192,804     212,662
 Investments in research collaborations . . . . . . .    (11,000)        --
  Acquisitions of property and equipment. . . . . . .    (13,461)    (35,565)
  Additions to patents. . . . . . . . . . . . . . . .     (3,562)     (1,589)
                                                          -------     -------
  Net cash used by investing activities . . . . . . .     (52,231)    (4,351)
                                                          --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt. . . . . .       4,545      19,042
  Payments of long-term debt. . . . . . . . . . . . .      (1,639)       (833)
 Issuance of common stock . . . . . . . . . . . . . .      21,297       6,441
                                                           -------     -------
  Net cash provided from financing activities . . . .      24,203      24,650
                                                           -------     -------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . . . . . .      11,218       4,288

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD . . . . . . . . . . . . . . . .      62,032      45,770
                                                          -------     -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD . . . . . . . . . . . . . . . . . . .    $ 73,250    $ 50,058
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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. The Company does not expect the adoption of SFAS 128 to have a material impact on its earnings per share calculation.

2. As of June 30, 1997, the Company had $21.7 million outstanding under a term loan secured by a laboratory and office building in Cambridge, Massachusetts. Principal payments of $.8 million are due semi-annually through 2004 with the balance due May 8, 2005.

 As of June 30, 1997 the Company had $47.5 million outstanding under the a loan agreement with a bank for financing the construction of its biological manufacturing facility in North Carolina (the "Construction Loan"). The Construction Loan is secured by the facility. Payments of $.8 million are due quarterly through 2006 with the balance due on March 31, 2007.

 Terms of the loan agreements include various covenants, including financial covenants which require the Company to maintain minimum net worth, cash flow and various financial ratios. The loans are secured by the underlying buildings.

3. Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products and are expensed as research and development costs when consumed. Inventories, net of applicable reserves and allowances, at June 30, 1997 and December 31, 1996 are as follows:

                                      (In Thousands)
                                 June 30, 1997          Dec.  31, 1996
            Raw materials         $     4,236       $       3,262
            Work in process             9,738                7,801
            Finished goods               9,957                5,495
                                     ----------           ----------
                                    $    23,931       $     16,558
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

 In June 1996, ASTA Medica Aktiengesselschaft ("ASTA") filed for arbitration against Biogen with the International Chamber of Commerce
 (ICC) in Paris, France. In its complaint, ASTA alleges that Biogen's 1993 termination of a 1989 agreement licensing ASTA to market recombinant interferon beta in certain European territories was ineffective. The agreement at issue also included as a party Bioferon, a Biogen joint venture that declared bankruptcy in 1993. The ASTA complaint asks that an ICC panel declare that the 1989 license is still in force, and, in the alternative, seeks approximately $5 million in damages. The territories in the 1989 license included most of Western Europe except Germany. The arbitration will take place in Zurich under Swiss law. The Company's management believes that it has meritorious defenses to this claim and given the defenses, believes the ultimate outcome of this legal proceeding will not have a material adverse effect on the results of operations or financial position of the Company.

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

5. In March 1997, the Company and its wholly-owned subsidiary, Biotech Manufacturing Limited, signed a research collaboration and license agreement (the "Agreement") with CV Therapeutics, Inc. ("CVT") under which Biogen obtained rights to develop and market CVT's therapeutic CVT-124 for the treatment of edema associated with congestive heart failure. Under the terms of the Agreement, the Company purchased approximately 670,000 shares of CVT common stock for $7 million and paid a one-time license fee of $5 million. In addition, pursuant to the terms of the Agreement, the Company established a $12 million line of credit that CVT may use for operating purposes. At June 30, 1997, the Company had advanced $3 million under the line of credit to CVT.

6. Income tax expense for June 30, 1997 varied from the amount computed at U.S. statutory rates primarily due to the benefit of research and development and investment tax credits partially offset by foreign losses for which the Company will receive no current tax benefit. The exercise of nonqualified stock options results in a reduction of taxable income of the Company equal to the difference between the option price and the fair market value on the date of the exercise. During the three and six months ended June 30, 1997, $883,000 and $21 million, respectively, was credited to additional paid-in capital relating to this tax benefit from stock option exercises.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 9
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview

Biogen, Inc. (the "Company" or "Biogen") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of AVONEX(R) which is sold under the Biogen name and from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B products. In May 1996, the Company received a license from the United States Food and Drug Administration ("FDA") to market Biogen's new product AVONEX(R) as a treatment for relapsing forms of multiple sclerosis ("MS"). MS is a chronic inflammatory disease of the central nervous system that affects over one million people worldwide. In March 1997, the Company received regulatory approval to market AVONEX(R) for the treatment of relapsing MS in the 15 member countries of the European Union. During the first quarter of 1997, the Company began marketing AVONEX(R) in the United Kingdom, Germany, Sweden, Finland and Switzerland. Final pricing and reimbursement approvals are anticipated in certain other countries of the European Union during 1998. AVONEX(R) is also on the market in Israel and Cyprus. The Company is also seeking approval for AVONEX(R) in Canada and several other countries.

Results of Operations


For the quarter ended June 30, 1997, the Company reported net income of $19.9 million or $0.26 per share as compared to a net loss of $9.1 million or $(0.13) per share for the comparable period of 1996. For the six months ended June 30, 1997, the Company recorded net income of $37 million or $0.48 per share as compared to a net loss of $12.8 million or $0.18 per share for the comparable period of 1996.

Total revenues for the current quarter were $97.7 million, as compared to $45.4 million in the quarter ended June 30, 1996, an increase of $52.3 million or 115%. The increase in total revenues was primarily due to sales of the Company's product AVONEX(R) which was introduced in May 1996.
Sales of AVONEX(R) accounted for $56.4 million of total revenues in the second quarter of 1997 compared to $6.1 million for the comparable period in 1996. Revenues from royalties for the current quarter were $36 million, an increase of $1 million or 2.9% as compared to the quarter ended June 30, 1996. The Company expects product sales as a percentage of total revenue to increase over the course of the fiscal year as the Company continues its introduction of AVONEX(R) in new markets. The Company, however, expects to face increasing competition in the MS marketplace from other treatments for MS.

Total revenues for the six months ended June 30, 1997 were $197.4 million, including $109.1 million from sales of AVONEX(R), as compared to $84.2 million in the comparable period of 1996. Royalties during the six months ended June 30, 1997 increased $8.8 million, or 12.7% from the comparable period in 1996, primarily as a result of an increase in alpha interferon sales by Schering-Plough, which were partially offset by a decrease in royalties on sales of Hepatitis B vaccines sold by SmithKline and Merck.


                                                                  Page 10

In the near term, the Company expects overall sales of licensee products and royalty revenues to fluctuate depending on changes in sales volumes for specific products, patent expirations, new licensing arrangements or other developments. Licensee sales levels may also fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or vaccination programs.

Interest income for the current quarter was $5.2 million, an increase of $1 million or 23.8% as compared to $4.2 million in the comparable period in 1996. For the six months ended June 30, 1997, interest income was $10.1 million compared to $8.7 million in the six months ended June 30, 1996, an increase of $1.4 million or 16.1%. The increase in interest income is primarily a result of increased funds invested.

Total expenses for the current quarter were $64.2 million as compared to $53.7 million in the quarter ended June 30, 1996, an increase of $10.5 million or 19.6%. Cost of sales in the current quarter totaled $11.4 million an increase of $7.6 million from the quarter ended June 30, 1996. Cost of sales in the current quarter includes product costs of $8.8 million compared to $1 million in the quarter ended June 30, 1996, relating to sales of AVONEX(R). Research and development expenses for the current quarter were $32 million, an increase of $2.7 million or 9.3% as compared to the quarter ended June 30, 1996. This increase was primarily due to research funding under existing collaboration agreements, an increase in clinical trial costs and an increase in the Company's development efforts related to other research and development programs in its pipeline. The Company expects that, in the long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products and begins clinical trials of these products. Selling, general and administrative expenses for the current quarter were $21 million, an increase of $1.3 million or 6.6% as compared to the quarter ended June 30, 1996. This increase was primarily due to the selling and marketing expenses related to sales of AVONEX(R). The Company expects that selling, general and administrative expenses will increase in the near and long-term as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(R) worldwide. The anticipated level of expense will depend on the overall sales levels achieved by AVONEX(R).

Total expenses for the six-month period ended June 30, 1997 were $135.4 million as compared to $96 million in the comparable period in 1996, an increase of $39.4 million or 41%. Cost of sales for the six months ended June 30, 1997 were $23.2 million as compared to $8 million in the comparable period of 1996, an increase of $15.2 million or 190%. Cost of sales for the six months ended June 30, 1997 and 1996 included $16.6 million and $1 million of product costs, respectively, related to the sales of AVONEX(R). Cost of sales relating to royalty revenue decreased $.5 million from $7.1 million to $6.6 million. Research and development expenses for the current six-month period were $69.9 million as compared to $53.7 million in the comparable 1996 period, an increase of $16.2 million or 30.2%. This increase was primarily due to the research collaboration with CV Therapeutics, Inc. ("CVT"), an increase in clinical trial costs and an increase in the Company's development efforts related to other research and development programs in its pipeline. In March 1997, the Company entered into a research collaboration and license agreement with CVT under which Biogen obtained rights to develop and

                                                                  Page 11

market CVT's therapeutic CVT-124 for treatment of edema associated with congestive heart failure. In addition to CVT, Biogen currently has three early stage compounds in clinical trials. They are LFA3TIP, a T-cell inhibiting protein being tested as a potential treatment for severe psoriasis, Gelsolin, a mucolytic agent, that is being studied for treatment of cystic fibrosis, chronic bronchitis and several other pulmonary diseases, and CD40 ligand antibody, which is being studied as a potential treatment for certain autoimmune diseases. The Company continues to add additional internal resources in the area of research and development. Selling, general and administrative expenses for the six-month period ended June 30, 1997 were $42.1 million as compared to $33 million in the comparable period in 1996, an increase of $9.1 million or 27.6%. This increase was primarily due to the selling and marketing expenses related to sales of AVONEX(R).

Income tax expense for June 30, 1997 varied from the amount computed at U.S. statutory rates primarily due to the benefit of research and development and investment tax credits offset by foreign losses for which the Company will receive no current tax benefit. The Company's effective tax rate in 1997 is 40.5% and it is expected to continue at or near this level for the remainder of 1997.

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

                                                                  Page 12
Financial Condition

At June 30, 1997, cash, cash equivalents and short term marketable securities were $355.9 million compared with $321.4 million at December 31, 1996, an increase of $34.5 million. Working capital increased $68.9 million to $416.7 million between December 31, 1996 and June 30, 1997. Net cash provided from operating activities for the current quarter was $39.2 million, compared with $16.0 million used by operating activities in 1996. Cash outflows for the six months ended June 30, 1997, included investments in property and equipment and patents of $17.0 million and $11 million related to research collaboration agreements. Cash inflows included $4.5 million from loan agreements with banks and $21.3 million from common stock option exercises and stock purchase plan activity.

The Company has several research programs and collaborations underway. In March 1997, the Company and its wholly-owned subsidiary, Biotech Manufacturing Limited, signed a research collaboration and license agreement (the "Agreement") with CVT under which Biogen obtained rights to develop and market CVT's therapeutic CVT-124 for the treatment of edema associated with congestive heart failure. Under the terms of the Agreement, the Company purchased approximately 670,000 shares of CVT common stock for $7 million and paid a one-time license fee of $5 million. In addition, pursuant to the terms of the Agreement, the Company established a $12 million line of credit that CVT may use for operating purposes. At June 30, 1997, the Company had advanced $3 million under the line of credit to CVT.

Several legal proceedings were pending during the current quarter which involve the Company. See Note 4 to the Condensed Consolidated Financial Statement and Item 1 - Business, "Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for discussions of these legal proceedings.

The Company currently believes that the financial resources available to it, including its current working capital, revenues from product sales and its existing and anticipated contractual relationships, will be sufficient to finance its planned operations and capital expenditures for the near term. However, the Company may have additional funding needs, the extent of which will depend upon the level of royalties and product sales, the outcome of clinical trial programs, the receipt and timing of required regulatory approvals for products, the results of research and development efforts and business expansion opportunities. Accordingly, from time to time, the Company may obtain funding through various means which could include collaborative agreements, lease or mortgage financing, sales of equity or debt securities and other financing arrangements.

                                                                  Page 13
Outlook

Safe Harbor Statement under Private Securities Litigation Reform Act of
1995

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future royalty revenues, product sales, expenses and profits and predictions as to the anticipated outcome of pending litigation. These and all other forward-looking statements are made based on the Company's current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from the Company's expectations and which could negatively impact the Company's results of operations are discussed below and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operation.

Dependence on AVONEX(TM) Sales and Royalty Revenue

While in the past the Company's ability to achieve profitability has been dependent mainly on the level of royalty revenues as compared to expenses, in the future, continued profitability will also be highly dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) in the United States; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R) in treating the relapsing form of multiple sclerosis, a disease which is characterized by an uneven pattern of disease progression; the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives reimbursement coverage; market acceptance of AVONEX(R) outside the United States; successful resolution of the lawsuit with Berlex related to the "McCormick" patent, which if decided in Berlex's favor could have a material adverse effect on the Company's operations; the Company's ability to sustain market share of AVONEX(R) in light of the introduction of competitive products for the treatment of multiple sclerosis, such as Teva Pharmaceuticals' Copaxone(R) glatiramer acetate, which was recently launched in the United States, and Ares-Serono's Rebif(R), an interferon beta-1a product, which is the subject of a pending application in the European Union, and also in light of the recent decision of the European Patent Office to revoke the Company's European patent covering the expression of recombinant beta interferon; the success of ongoing development work related to AVONEX(R) in expanded multiple sclerosis indications and the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms. The Company's ability to maintain the level of its royalty revenues will depend on: sustaining the scope and validity of existing patents; the efforts of licensees in the clinical testing and marketing of products from which the Company derives revenue; and the timing and extent of royalties from additional licensing opportunities. There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patent, competition in the
                                                                  Page 14

multiple sclerosis market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 1996 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business - Competition and Marketing -AVONEX(TM)(interferon beta 1a)", "Business - Regulation" and "Legal Proceedings."

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

                        PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

    (a) The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of Stockholders of Biogen, Inc. on June 6, 1997.

    (b) Not applicable.

    (c) A proposal to elect Harold W. Buirkle, Dr. Alexander G. Bearn and James L. Vincent to serve for three year terms ending in 2000 and until their successors are duly elected and qualified was approved with the following vote:

             Nominee             For        Authority Withheld
         Harold W. Buirkle    58,446,168          324,067
         Alexander G. Bearn   58,457,629          312,606
         James L. Vincent     58,472,579          297,656

        A proposal to ratify the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1997 was approved with 55,588,299 affirmative votes, 44,860 negative votes, 137,067 abstentions and 0 broker non-votes.

    (d) Not applicable.



Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 11         Computation of Earnings per Share.

     (b) There were no reports on Form 8-K filed for the quarter ended June 30, 1997.





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOGEN, INC.

Dated: July 24, 1997                       /s/Timothy M. Kish
                                        ----------------------------------
                                                Timothy M. Kish
                                          Vice President-Finance and
                                            Chief Financial Officer


                                                                    Page 16
                        PART II - OTHER INFORMATION

EXHIBITS


Index to Exhibits.


No. 10.1       1985 Non-qualified Stock Option Plan (as amended
through December 6, 1996).


No. 10.2       1987 Scientific Board Stock Option Plan (as amended
through December 6, 1996)

No. 11        Computation of Earnings per Share.