Form 10-Q
period 1997-09-30
BIOGEN INC
filed 1997-10-27
CIK 714655

SECURITIES AND EXCHANGE COMMISSION    Total Pages-   17
                          WASHINGTON, D.C. 20549          Exhibit Index- 16


                                 FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X    No
Number of shares outstanding of each of the issuer's classes of common stock, as of October 17, 1997:

  Common Stock, par value $0.01                       74,068,392
      (Title of each class)                    (Number of Shares)

                          B I O G E N , I N C .                      Page 2


                                   INDEX

                                                                 Page No.

PART I - FINANCIAL INFORMATION

   Condensed Consolidated Statements of Income -
     Three months and nine months ended September 30, 1997
     and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

   Condensed Consolidated Balance Sheets -
     September 30, 1997 and December 31, 1996 . . . . . . . . . . . .      4

   Condensed Consolidated Statements of Cash Flows -
     Nine months ended September 30, 1997 and 1996. . . . . . . . . .      5

   Notes to Condensed Consolidated Financial Statements . . . . . . .      6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . 9

 PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .     15



                   * * * * * * * * * * * * * * * * * *












Note concerning trademarks:   AVONEX(R) is a registered trademark
                              of Biogen, Inc.

                       BIOGEN, INC. AND SUBSIDIARIES                 Page 3

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                 (in thousands, except per share amounts)




                                        Three Months         Nine Months
                                       Ended Sept.30,       Ended Sept. 30,
                                       1997      1996       1997      1996
REVENUES

   Product sales. . . . . . . . . .  $60,413   $27,517   $169,469  $ 33,642
   Royalties. . . . . . . . . . . .   40,200    69,236    118,422   138,646
   Interest . . . . . . . . . . . .    5,588     4,106     15,701    12,815
                                     -------   -------    -------   -------
     Total revenues . . . . . . . .  106,201   100,859    303,592   185,103
                                     -------   -------    -------   -------
EXPENSES

   Cost of sales. . . . . . . . . .   12,498    10,424     35,686    18,413
   Research and development . . . .   37,040    30,338    106,962    84,051
   Selling, general and
     administrative . . . . . . . .   22,649    18,880     64,773    51,873
   Other. . . . . . . . . . . . . .     ( 71)      494         73     1,812
                                     -------   -------    -------   -------
   Total expenses . . . . . . . . .   72,116    60,136    207,494   156,149
                                     -------   -------    -------   -------

INCOME BEFORE INCOME TAXES  . . . .   34,085    40,723     96,098    28,954

Income taxes. . . . . . . . . . . .   13,600    (4,329)    38,655    (3,347)
                                     -------   -------    -------   -------
NET INCOME  . . . . . . . . . . . .  $20,485   $45,052    $57,443  $ 32,301
                                     =======   =======    =======  ========

NET INCOME PER SHARE  . . . . . . .  $  0.27   $  0.60    $  0.75  $   0.45
                                     =======   =======    =======  ========

Average shares outstanding. . . . .   76,571    74,570     76,554    72,395
                                     =======   =======    =======  ========




See Notes to Condensed Consolidated Financial Statements.

                     BIOGEN, INC. AND SUBSIDIARIES              Page 4

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                             Sept.30,1997    Dec.31,1996
                                               (unaudited)
ASSETS
   Current assets
    Cash and cash equivalents . . . . . . . . .  $ 62,574      $ 62,032
    Marketable securities . . . . . . . . . . .   335,403       259,349
    Accounts receivable, less allowances of
     $1,390 in 1997 and $1,480 in 1996  . . . .    59,302        42,952
    Deferred tax asset, net . . . . . . . . . .    37,574        47,888
    Other . . . . . . . . . . . . . . . . . . .    30,981        23,533
                                                 --------      --------
    Total current assets. . . . . . . . . . . .   525,834       435,754
                                                 --------      --------
   Property, plant and equipment
    Total cost. . . . . . . . . . . . . . . . .   233,025       217,926
    Less accumulated depreciation . . . . . . .    61,491        52,603
                                                 --------      --------
    Property, plant and equipment, net. . . . .   171,534       165,323
                                                 --------      --------
  Other assets
   Patents, net . . . . . . . . . . . . . . . .    14,834        10,458
   Marketable securities . . . . . . . . . . .     25,965        16,003
   Other . . . . . . . . . . . . . . . . . . .      9,181         7,034
                                                 --------      --------
                                                 $747,348      $634,572
                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
    Accounts payable. . . . . . . . . . . . . .  $ 19,911      $ 15,722
    Current portion long-term debt. . . . . . .     4,888         4,017
    Other current liabilities . . . . . . . . .    71,144        68,209
                                                 --------      --------
    Total current liabilities . . . . . . . . .    95,943        87,948
                                                 --------      --------
   Long-term debt . . . . . . . . . . . . . . .    63,484        62,254
                                                 --------      --------
   Shareholders' equity
    Common stock. . . . . . . . . . . . . . . .       741           725
    Additional paid-in capital. . . . . . . . .   515,625       471,623
    Retained earnings . . . . . . . . . . . . .    70,274        12,831
    Unrealized gain (loss) on
     marketable securities, net of tax  . . . .     1,255          (743)
    Cumulative translation adjustment . . . . .        26           (66)
                                                 --------      --------
    Total shareholders' equity. . . . . . . . .   587,921       484,370
                                                 --------      --------
                                                 $747,348      $634,572
                                                 ========      ========


See Notes to Condensed Consolidated Financial Statements.



                     BIOGEN, INC. AND SUBSIDIARIES                   Page 5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                              (in thousands)

                                                     Nine Months Ended
                                                        September 30,

                                                   1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . .  $  57,443    $ 32,301
  Adjustments to reconcile net income
   to net cash provided from (used by)
    operating activities:
   Depreciation and amortization. . . . . . . .     13,615      11,195
   Deferred income taxes . . . . . . . . . . . .    31,084      (5,534)
   Other. . . . . . . . . . . . . . . . . . . .      2,184       1,163
   Changes in:
    Accounts receivable . . . . . . . . . . . .    (16,350)    (46,246)
    Other current assets. . . . . . . . . . . .     (7,448)     (9,093)
    Other assets. . . . . . . . . . . . . . . .     (1,147)     (1,517)
    Accounts payable and
     other current liabilities. . . . . . . . .      9,982      12,105
                                                  --------    --------
  Net cash provided from (used by) operating
  activities . . . . . . . . . . . . . . . . .      89,363      (5,626)
                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities. . . . . .   (349,255)   (265,594)
  Proceeds from sales of marketable securities.    274,793     304,524
 Investments in research collaborations . . . .    (11,000)        --
  Acquisitions of property and equipment. . . .    (20,878)    (50,613)
  Additions to patents. . . . . . . . . . . . .     (6,670)     (1,742)
                                                  --------    --------
 Net cash used by investing activities. . . . .   (113,010)    (13,425)
                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt. . .      4,545      27,963
  Payments of long-term debt. . . . . . . . . .     (2,444)       (833)
 Issuance of common stock . . . . . . . . . . .     22,088       8,761
                                                  --------    --------
  Net cash provided from financing activities .     24,189      35,891
                                                  --------    --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . . .        542      16,840

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD . . . . . . . . . . . . .     62,032      45,770
                                                  --------    --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD . . . . . . . . . . . . . . . .   $ 62,574    $ 62,610
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

    In June 1997, the Financial Accounting Standards Board issued
    Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards Number 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. SFAS 130 and SFAS 131 will become effective for the Company commencing in fiscal year 1998. SFAS 130 and SFAS 131 require disclosure only and will have no impact on the Company's consolidated financial statements.

2. As of September 30, 1997, the Company had $21.7 million outstanding under a term loan secured by a laboratory and office building in Cambridge, Massachusetts. Principal payments of $.8 million are due semi-annually through 2004 with the balance due on May 8, 2005.

    As of September 30, 1997, the Company had $46.7 million outstanding under a loan agreement with a bank for financing the construction of the Company's biological manufacturing facility in North Carolina (the "Construction Loan"). The Construction Loan is secured by the facility. Payments of $.8 million are due quarterly through 2006 with

                                                                   Page 7
    the balance due on March 31, 2007.

    Terms of the loan agreements include various covenants, including financial covenants which require the Company to maintain minimum net worth, cash flow and various financial ratios. The loans are secured by the underlying buildings.


3. Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. Inventories, net of applicable reserves and allowances, at September 30, 1997 and December 31, 1996 are as follows:

                                         (In Thousands)
                                 Sept. 30, 1997     Dec.  31, 1996
            Raw materials             $ 3,834            $ 3,262
            Work in process             9,096              7,801
            Finished goods              9,475              5,495
                                     --------           --------
                                      $22,405            $16,558
                                     ========           ========

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

    In June 1996, ASTA Medica Aktiengesselschaft ("ASTA") filed for arbitration against Biogen with the International Chamber of Commerce
    (ICC) in Paris, France. In its complaint, ASTA alleges that Biogen's 1993 termination of a 1989 agreement licensing ASTA to make recombinant interferon beta in certain European territories was ineffective. The agreement at issue also included as a party Bioferon, a Biogen joint venture that declared bankruptcy in 1993. The ASTA complaint asks that an ICC panel declare that the 1989 license is still in force, and, in the alternative, seeks approximately $5 million in damages. The territories in the 1989 license included most of Western Europe except

                                                                   Page 8
    Germany. The arbitration is taking place in Zurich under Swiss law. The Company's management believes that it has meritorious defenses to this claim and given the defenses, believes the ultimate outcome of this legal proceeding will not have a material adverse effect on the results of operations or financial position of the Company.

    The Company is also a party to a class action lawsuit in connection with disclosures related to Biogen's Hirulog(R) product. The Company's management believes that it has meritorious defenses to the remaining claims in this lawsuit and given the defenses, believes the ultimate outcome of this legal proceeding will not have a material adverse effect on the results of operations or financial position of the Company.

5. In March 1997, the Company and its wholly-owned subsidiary, Biotech Manufacturing Limited, signed a research collaboration and license agreement (the "Agreement") with CV Therapeutics, Inc. ("CVT") under which Biogen obtained rights to develop and market CVT's therapeutic CVT-124 for the treatment of edema associated with congestive heart failure. Under the terms of the Agreement, the Company purchased approximately 670,000 shares of CVT common stock for $7 million and paid a one-time license fee of $5 million. In addition, pursuant to the terms of the Agreement, the Company established a $12 million line of credit that CVT may use for operating purposes. At September 30, 1997, the Company had advanced $3 million under the line of credit to CVT.

6. Income tax expense for September 30, 1997 varied from the amount computed at U.S. statutory rates primarily due to the benefit of research and development and investment tax credits partially offset by foreign losses for which the Company will receive no current tax benefit. The exercise of nonqualified stock options results in a reduction of taxable income of the Company equal to the difference between the option price and the fair market value on the date of the exercise. During the three and nine months ended September 30, 1997, $746,000 and $21.7 million, respectively, was credited to additional paid-in capital relating to this tax benefit from stock option exercises.

7. In October 1997, the Company signed a research and option agreement (the "Agreement") with CuraGen Corporation ("CuraGen"). Under the Agreement, the Company and CuraGen will collaborate in the discovery of novel genes using CuraGen's functional genomics technologies. The Company has an option to acquire an exclusive license to certain discoveries arising out of the collaborative effort. Under the terms of the Agreement, the Company has agreed to purchase CuraGen common stock totaling $5 million and to establish a $10 million line of credit with an annual maximum drawdown limit of $5 million in the first year. The Company has also agreed to fund research activities of CuraGen related to the collaboration over the next five years.

                       BIOGEN, INC. AND SUBSIDIARIES            Page 9
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview

Biogen, Inc. (the "Company" or "Biogen") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of AVONEX(R) which is sold under the Biogen name and from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B products. The Company began selling AVONEX (R) in the United States in May 1996 as a treatment for relapsing forms of multiple sclerosis ("MS"). MS is a chronic inflammatory disease of the central nervous system that affects over one million people worldwide. In March 1997, the Company received regulatory approval to market AVONEX(R) for the treatment of relapsing MS in the 15 member countries of the European Union. During the first quarter of 1997, the Company began marketing AVONEX(R) in the United Kingdom, Germany, Sweden, Finland and Switzerland. During the third quarter of 1997 AVONEX(R)was introduced in Italy, Spain and the Netherlands. Final pricing and reimbursement approvals are anticipated in certain other countries of the European Union during the fourth quarter of 1997 and into 1998. AVONEX (R) is also on the market in Israel and Cyprus. In addition, the Company is seeking approval to market AVONEX(R) in Canada and several other countries.

Results of Operations


For the quarter ended September 30, 1997, the Company reported net income of $20.5 million or $0.27 per share as compared to $45.1 million or $0.60 per share for the comparable period of 1996. For the nine months ended September 30, 1997, the Company reported net income of $57.4 million or $0.75 per share as compared to $32.3 million or $0.45 per share for the comparable period of 1996. Net income for the three and nine months ended September 30, 1996 included a one-time royalty payment of $30 million from Pharmacia & Upjohn, Inc. (the "one-time royalty payment") and a one-time tax benefit of $23 million.

Total revenues for the current quarter were $106.2 million, as compared to $100.9 million in the quarter ended September 30, 1996, an increase of $5.3 million or 5.3%. Excluding the 1996 one-time royalty payment, total revenues for the current quarter increased $35.3 million or 49.8% from the comparable quarter of 1996. The increase in total revenues was primarily due to sales of the Company's product AVONEX(R) which was introduced in the United States in May 1996. Sales of AVONEX(R) accounted for $60.4 million of total revenues for the current quarter of 1997 compared to $27.5 million for the comparable period in 1996, an increase of $32.9 million. Revenues from royalties for the current quarter were $40.2 million as compared to $69.2 million for the comparable quarter of 1996. Excluding the 1996 one-time royalty payment, royalty revenues increased $1 million from the comparable quarter of 1996.

Total revenues for the nine months ended September 30, 1997 were $303.6 million as compared to $185.1 million in the comparable period of 1996, an increase of $118.5 million or 64%. Excluding the 1996 one-time royalty payment, total revenues increased $148.5 million from the comparable period of 1996. The increase in total revenues was primarily due to sales of the Company's product AVONEX(R). Sales of AVONEX(R)for the nine months ended September 30, 1997 were $169.5 million as compared to $33.6 million in the comparable period of 1996, an increase of $135.9 million. Revenues from royalties during the nine months ended September 30, 1997 decreased $20.2 million, or 14.6% from the comparable period in 1996. Excluding the 1996 one-time royalty payment, royalty revenues for the nine months ended September 30, 1997 increased $9.8 million from the comparable period of 1996, primarily as a result of an increase in alpha interferon sales by Schering-Plough Corporation, which were partially offset by a decrease in royalties on sales of Hepatitis B vaccines.

The Company expects product sales to increase in the near term as the Company continues its introduction of AVONEX(R) in new markets. The Company, however, expects to face increasing competition in the MS marketplace from other treatments for MS. In the near term, the Company expects overall sales of licensee products and royalty revenues to fluctuate depending on changes in sales volumes for specific products, patent expirations, new licensing arrangements or other developments. Licensee sales levels may also fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or vaccination programs.

Interest income for the current quarter was $5.6 million, an increase of $1.5 million or 36.6% as compared to $4.1 million in the comparable period in 1996. For the nine months ended September 30, 1997, interest income was $15.7 million compared to $12.8 million for the comparable period of 1996, an increase of $2.9 million or 22.7%. The increase in interest income is primarily a result of increased levels of invested funds.

Total expenses for the current quarter were $72.1 million as compared to $60.1 million in the quarter ended September 30, 1996, an increase of $12 million or 20%. Cost of sales in the current quarter totaled $12.5 million, an increase of $2.1 million from the quarter ended September 30, 1996. Cost of sales in the current quarter includes product costs of $9.4 million compared to $4.1 million in the quarter ended September 30, 1996, an increase of $5.3 million. This increase in product cost of sales was offset by a $3.2 million decrease in royalty cost of sales, primarily due to costs included in 1996 associated with the one-time royalty payment. Research and development expenses for the current quarter were $37 million, an increase of $6.7 million or 22.1% as compared to the quarter ended September 30, 1996. This increase was primarily due an increase in clinical trial costs and an increase in the Company's development efforts related to other research and development programs in its pipeline. The Company expects that, in the long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products and begins clinical trials of these products. Selling, general and administrative expenses for the current quarter were $22.6 million, an increase of $3.7 million or 19.6% as compared to the quarter ended September 30, 1996. This increase was primarily due to the selling and marketing expenses related to sales of AVONEX(R). The Company expects that selling, general and administrative

                                                                  Page 11
expenses will increase in the near and long-term as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(R) worldwide. The anticipated level of expense will depend on the overall sales levels achieved by AVONEX(R).

Total expenses for the nine months ended September 30, 1997 were $207.5 million as compared to $156.1 million in the comparable period in 1996, an increase of $51.4 million or 32.9%. Cost of sales for the nine months ended September 30, 1997 were $35.7 million as compared to $18.4 million in the comparable period of 1996, an increase of $17.3 million or 94%. Cost of sales for the nine months ended September 30, 1997 includes product costs of $25.9 million as compared to $5.0 million in the comparable period of 1996, an increase on $20.9 million. Cost of sales relating to royalty revenue for the nine months ended September 30, 1997 decreased $3.6 million from $13.4 million to $9.8 million, primarily due to costs included in 1996 associated with the one-time royalty payment. Research and development expenses for the nine months ended September 30, 1997 were $107 million as compared to $84.1 million in the comparable 1996 period, an increase of $22.9 million or 27.2%. This increase was primarily due to the research collaboration with CV Therapeutics, Inc. ("CVT"), an increase in clinical trial costs and an increase in the Company's development efforts related to research and development programs in its pipeline. In March 1997, the Company entered into a research collaboration and license agreement with CVT under which Biogen obtained rights to develop and market CVT's therapeutic CVT-124 for treatment of edema associated with congestive heart failure. In addition to CVT, Biogen currently has three early stage compounds in clinical trials. They are LFA3TIP, a T-cell inhibiting protein being tested as a potential treatment for severe psoriasis, Gelsolin, a mucolytic agent, that is being studied for treatment of cystic fibrosis, chronic bronchitis and several other pulmonary diseases, and CD40 ligand antibody, which is being studied as a potential treatment for certain autoimmune diseases. The Company continues to add additional internal resources in the area of research and development. Selling, general and administrative expenses for the nine months ended September 30, 1997 were $64.8 million as compared to $51.9 million in the comparable period in 1996, an increase of $12.9 million or 24.9%. This increase was primarily due to selling and marketing expenses related to sales of AVONEX(R).

Income tax expense for September 30, 1997 varied from the amount computed at U.S. statutory rates primarily due to the benefit of research and development and investment tax credits offset by foreign losses for which the Company will receive no current tax benefit. The Company's effective tax rate for the nine months ended September 30, 1997 was 40.2% and it is expected to continue at or near this level for the remainder of 1997.

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. See Note 1 to the Condensed Consolidated Financial Statements.
                                                                  Page 12
In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards Number 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. SFAS 130 and SFAS 131 will become effective for the Company commencing in fiscal year 1998. SFAS 130 and SFAS 131 require disclosure only and will have no impact on the Company's consolidated financial statements. See Note 1 to the Condensed Consolidated Financial Statements. Financial Condition

At September 30, 1997, cash, cash equivalents and short term marketable securities were $398 million compared with $321.4 million at December 31, 1996, an increase of $76.6 million. Working capital increased $82.1 million to $429.9 million between December 31, 1996 and September 30, 1997. Net cash provided from operating activities for the nine months ended September 30, 1997 was $89.4 million, compared with $5.6 million used by operating activities in 1996. Cash outflows for the nine months ended September 30, 1997, included investments in property and equipment and patents of $27.5 million and $11 million related to research collaboration agreements. Cash inflows included $3.7 million from loan agreements with banks and $22.1 million from common stock option exercises and stock purchase plan activity.

The Company has several research programs and collaborations underway. In March 1997, the Company and its wholly-owned subsidiary, Biotech Manufacturing Limited, signed a research collaboration and license agreement (the "Agreement") with CVT under which Biogen obtained rights to develop and market CVT's therapeutic CVT-124 for the treatment of edema associated with congestive heart failure. Under the terms of the Agreement, the Company purchased approximately 670,000 shares of CVT common stock for $7 million and paid a one-time license fee of $5 million. In addition, pursuant to the terms of the Agreement, the Company established a $12 million line of credit that CVT may use for operating purposes. At September 30, 1997, the Company had advanced $3 million under the line of credit to CVT.

On October 6, 1997, the Company announced that its Board of Directors has authorized the repurchase of up to 2,500,000 shares of its common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases will occur from time to time over the next two years, depending on market conditions. The stock repurchase program may be discontinued at any time. The Company intends to institute a put and call program in order to facilitate the stock repurchases.

In October 1997, the Company signed a research and option agreement (the "Agreement") with CuraGen Corporation ("CuraGen"). Under the Agreement, the Company and CuraGen will collaborate in the discovery of novel genes using CuraGen's functional genomics technologies. The Company has an option to acquire an exclusive license to certain discoveries arising out of the collaborative effort. Under the terms of the Agreement, the Company has agreed to purchase CuraGen common stock totaling $5 million and to

                                                                   Page 13
establish a $10 million line of credit with an annual maximum drawdown limit of $5 million in the first year. The Company has also agreed to fund research activities of CuraGen related to the collaboration over the next five years.

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


Outlook

Safe Harbor Statement under Private Securities Litigation Reform Act of
1995

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future royalty revenues, product sales, expenses and profits and anticipated pricing approvals and predictions as to the anticipated outcome of pending litigation. These and all other forward-looking statements are made based on the Company's current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from the Company's expectations and which could negatively impact the Company's results of operations are discussed below and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dependence on AVONEX(TM) Sales and Royalty Revenue

The Company's ability to sustain increases in revenues and profitability will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) in the United States; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R) in treating the relapsing form of multiple sclerosis, a disease which is characterized by an uneven pattern of disease progression; the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives reimbursement coverage; market acceptance of AVONEX(R) outside
                                                                Page 14
the United States; successful resolution of the lawsuit with Berlex related to the "McCormick" patent, which if decided in Berlex's favor could have a material adverse effect on the Company's operations; the Company's ability to sustain market share of AVONEX(R) in light of the introduction of competitive products for the treatment of multiple sclerosis, such as Teva Pharmaceuticals' Copaxone(R) glatiramer acetate, which was recently launched in the United States, Canada and Israel and Ares-Serono's Rebif(R), an interferon beta-1a product, which is the subject of a pending application in the European Union, and also in light of the decision earlier this year of the European Patent Office to revoke the Company's European patent covering the expression of recombinant beta interferon; the success of ongoing development work related to AVONEX(R) in expanded multiple sclerosis indications and the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms. The Company also receives royalty revenues which contribute a significant amount to its overall profitability. The Company's ability to maintain the level of its royalty revenues will depend on: sustaining the scope and validity of existing patents; the efforts of licensees in the clinical testing and marketing of products from which the Company derives revenue; and the timing and extent of royalties from additional licensing opportunities. There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patent, competition in the multiple sclerosis market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 1996 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business - Competition and Marketing -AVONEX(TM) (interferon beta 1a)", "Business - Regulation" and "Legal
Proceedings."

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

                       PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         No. 11       Computation of Earnings per Share.

         No. 27 Financial Data Schedule(for EDGAR filing purposes only).

     (b) There were no reports on Form 8-K filed for the quarter ended September 30, 1997.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOGEN, INC.

Dated: October 27, 1997                       /s/Timothy M. Kish
                                        -------------------------------
                                                Timothy M. Kish
                                          Vice President-Finance and
                                            Chief Financial Officer

                                                                  Page 16
                       PART II - OTHER INFORMATION

EXHIBITS


Index to Exhibits.



No. 11        Computation of Earnings per Share.

No. 27         Financial Data Schedule(for EDGAR filing purposes only).