Form 10-K
period 1997-12-31
BIOGEN INC
filed 1998-03-09
CIK 714655

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of Common Stock held by nonaffiliates of the Registrant at February 18, 1998 (excludes shares held by directors) $3,132,883,164: Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at February 18, 1998: 73,822,242 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report, and portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.

PART I

ITEM 1 - BUSINESS

OVERVIEW

       Biogen, Inc. ("Biogen" or the "Company") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of AVONEX(R) (Interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis and from sales by Biogen's licensees of a number of products, including alpha interferon and hepatitis B vaccines and diagnostic products. Biogen began marketing AVONEX(R) in the United States in 1996 and in the fifteen member countries of the European Union in 1997. Biogen's revenues from sales of AVONEX(R) in 1997 were approximately $240 million. During 1997, Biogen also received approximately $172 million in royalty revenue and license fees from its licensees, including a one-time license fee of $15 million from Merck & Co., Inc. under a collaborative agreement for the development of VLA-4 inhibitor compounds.

       Biogen continues to devote significant resources to its ongoing research and development efforts. The Company focuses its efforts on areas where it has particular scientific strengths: multiple sclerosis, kidney diseases, inflammatory diseases, respiratory diseases, cardiovascular diseases, developmental biology and gene therapy. In 1997, Biogen completed early-stage clinical trials of several of its product candidates, including a Phase 2a clinical trial of LFA3TIP in patients with moderate to severe psoriasis, two Phase 2a studies of CVT-124, a diuretic being developed as a potential treatment for edema associated with congestive heart failure, a Phase 2 study of gelsolin, a mucolytic agent studied as a potential treatment for cystic fibrosis, and a Phase 1 safety study of humanized 5c8 anti-CD40 ligand monoclonal antibody in patients with ideopathic thrombocytopenic purpura. Additional clinical trials of LFA3TIP, humanized 5c8 and CVT-124 are underway or planned. In addition, Biogen has early-stage research programs directed toward finding therapies for kidney diseases, exploring ways to treat central nervous system disorders, developing products for human gene therapy and investigating new ways to modify immune responses more specifically in order to treat diseases of the immune system. Biogen is also exploring the use of functional genomics technology to find novel therapeutics.

AVONEX(R) INTERFERON BETA-1a

       Biogen currently markets and sells AVONEX(R) (Interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis. Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing multiple sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flareups of the disease after which the patient returns to a new baseline of functioning. AVONEX(R) is a recombinant form of a protein produced by fibroblast cells in response to viral infection. AVONEX(R) has been shown in a pivotal clinical trial both to slow the accumulation of disability and to reduce the frequency of exacerbations in patients with relapsing forms of multiple sclerosis.

       Biogen began selling AVONEX(R) in the United States in May 1996. In March 1997, Biogen received regulatory approval to market and sell AVONEX(R) in the 15 member countries of the European

Union (EU). Shortly after approval in the EU, Biogen began selling AVONEX(R) in the United Kingdom, Germany, Austria, Sweden, Finland, Denmark and Switzerland. The Company introduced AVONEX(R) in the other countries of the EU, including Italy, Spain, the Netherlands, France and Ireland, in the latter half of 1997. AVONEX(R) is also on the market in Norway, Israel and Cyprus. In addition, Biogen has received regulatory approval and is awaiting final reimbursement and pricing clearance to market AVONEX(R) in New Zealand. The Company expects to receive regulatory approval to market and sell AVONEX(R) in Canada in the first half of 1998.

       In the United States and in most of the major countries of the EU, Biogen uses its own sales force to market AVONEX(R). In those countries, Biogen distributes AVONEX(R) principally through wholesale distributors of pharmaceutical products or mail order or specialty distributors or using shipping service providers. The Company also expects to market AVONEX(R) directly in Canada. In other countries, including Spain, Sweden, Finland, Norway, Denmark, Italy, Greece, Portugal, Israel and New Zealand, Biogen sells AVONEX(R) to distribution partners who are then responsible for most marketing and distribution activities. The Company has also entered into distribution agreements covering Australia, Latin America, the Caribbean, and South Africa, and anticipates entering into agreements covering Eastern Europe, Turkey and the Middle East in 1998. Under most of these agreements the distribution partners are responsible for obtaining regulatory approval for AVONEX(R) as well as marketing and distribution.

       Biogen is currently conducting several additional clinical studies of AVONEX(R). These include a clinical study of AVONEX(R) in patients who have had only one confirmed exacerbation and a dose comparison study comparing the approved dosage of AVONEX(R) with a higher dose, both of which were initiated in 1996, and a four-year open-label follow-up study initiated in 1995 to obtain long-term safety and antigenicity data. In addition, in 1997, Biogen began enrollment in a clinical study of AVONEX(R) in patients with secondary progressive multiple sclerosis, and commenced a Phase 2 clinical study of AVONEX(R) in the treatment of glioma, a type of brain cancer.

       Revenues from sales of AVONEX(R) in 1997 were $240 million or approximately 55% of total revenues. Revenues from sales of AVONEX(R) in 1996 were $76.5 million or approximately 28% of total revenues. Approximately 92% of AVONEX(R) sales in 1997 and approximately 99% of AVONEX(R) sales in 1996 were generated in the United States. Sales to three major wholesale distributors in the United States accounted for 11.3%, 10.8% and 10.5%, respectively, of total revenues (excluding interest) in 1997.

MAJOR RESEARCH AND DEVELOPMENT PROGRAMS

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

              LFA3TIP

       Inflammation is the result of the body's immune system response to infection and injury. In many autoimmune diseases, the inflammation process is directed inappropriately against the body's own tissues, causing temporary or permanent damage. Biogen has focused the efforts of its inflammation programs on developing drugs to inhibit specific cellular interactions critical to the inflammation process. Central to inflammation is the activation of T-cells, specialized white blood cells which initiate and control the immune response. One of the cellular pathways which activates T-cells is the LFA-3/CD2 pathway. LFA3TIP, a recombinant protein, is designed to modulate immune responses by binding to the CD2 receptor. Biogen is developing LFA3TIP as a treatment for certain autoimmune diseases. In 1997, the Company completed a Phase 2a clinical study of the safety profile of LFA3TIP in patients with moderate to severe psoriasis. A second Phase 2a study was extended to test additional routes of administration. Psoriasis is a chronic autoimmune disease that is characterized by inflammation and thickening of the skin. An estimated 500,000 psoriasis patients in the United States and Europe combined have a severe enough form of the disease to need systemic therapies. The completed Phase 2a study involved 51 patients in the United States and Europe. A larger Phase 2b study designed to provide initial evidence of the efficacy of LFA3TIP compared to a placebo is scheduled to commence in the first half of 1998.

             HUMANIZED 5c8

       The human immune system generates two types of responses: humoral (also known as antibody) responses and cell-mediated responses. When CD40 ligand ("CD40L") on the surface of an activated T-cell binds to CD40 on the surface of a B-cell, an antibody response occurs, and the production of antibodies is triggered. When CD40L on the surface of an activated T-cell binds to CD40 on the surface of a variety of other cells, such as macrophages and dendritic cells, a cell-mediated response occurs, and the cells then become activated, triggering an inflammatory response. The inhibition of the CD40-CD40L pathway offers a unique target for modulating both types of immune responses.

       Biogen is developing hu5c8, a humanized monoclonal antibody which binds to CD40L, as a treatment for a variety of autoimmune diseases and as a therapy for preventing organ and cellular transplant rejection. In 1997, the Company completed a Phase 1 safety study of hu5c8 in patients with ideopathic thrombocytopenic purpura ("ITP"). The Company expects to commence Phase 2 studies of hu5c8 in 1998 in ITP, systemic lupus erythematosus, and hemophilia A patients with inhibitors to Factor VIII.

             CVT-124

       In March 1997, Biogen entered into a research collaboration and license agreement with CV Therapeutics, Inc. ("CVT") under which the Company obtained rights to develop and market CVT-124. CVT-124 is a highly selective antagonist of the adenosine A1 receptor which is expressed principally in the heart, brain and kidney, and which in the kidney mediates vasoconstriction and reabsorption of fluids. Biogen is developing CVT-124 as a treatment for edema associated with congestive heart failure. Congestive heart failure is a chronic progressive disease that affects approximately four to five million people in the United States. Patients with the disease experience both a chronic course as well as acute episodes that, in many cases, require hospitalization. Edema, or fluid retention, in lungs and extremities is a significant symptom of chronic heart failure, leading to increased morbidity and need for hospitalization. In 1997, Biogen completed two Phase 2a clinical studies of CVT-124. The Company expects to commence a Phase 2b study comparing CVT-124 to a currently available therapy in 1998.

             VLA-4 INHIBITORS

       VLA-4 (Very Late Antigen-4) is a receptor which appears on the surface of most white blood cells except neutrophils and binds to VCAM-1, a protein found on the surface of vascular endothelial cells. The VLA-4/VCAM-1 pathway facilitates migration of white blood cells into tissue as part of the body's normal response during inflammation. This inflammatory response can be severely damaging or even life threatening when it is directed against the body's own tissue in chronic inflammatory diseases such as asthma. Biogen scientists have developed VLA-4-specific small molecule inhibitors designed to interrupt the cell adhesion activity of VLA-4 as a means of blocking the inflammation process in a highly specific manner.

       In December 1997, Biogen entered into a collaborative research, development and license agreement with Merck & Co., Inc. ("Merck") under which Biogen and Merck will collaborate on developing oral and aerosolized small molecule inhibitors of VLA-4. Biogen expects that Merck will commence a Phase 1 clinical trial of an aerosolized VLA-4 inhibitor in 1998. Under the agreement with Merck, Biogen has rights to develop, market and sell small molecule inhibitors of VLA-4 for the treatment of multiple sclerosis, kidney diseases and disorders, inflammatory bowel disease and most diseases with small patient populations. Merck has rights to develop, market and sell small molecule inhibitors of VLA-4 in all other indications, including asthma. As part of the agreement, Merck paid to Biogen an upfront fee of $15 million. The agreement also provides for payments to be made by each party upon the attainment of certain development milestones by the other party. In addition, if a product is successfully developed by a party, the other party will receive royalties on sales of the product. In connection with Merck's agreement with Biogen, Merck's Japanese affiliate, Banyu Pharmaceutical Co., Ltd., will manage clinical development and the regulatory approval process in Japan with respect to one of Biogen's proprietary compounds to be selected by Biogen. The marketing rights to the compound worldwide, including Japan, will be retained by Biogen.

             GELSOLIN

       Biogen has been studying a recombinant form of the actin-severing agent, gelsolin, as a potential therapy for patients with cystic fibrosis ("CF"), chronic bronchitis and several other pulmonary diseases. Thick viscid secretions in the airways of CF patients and patients with other respiratory diseases are believed to cause progressive pulmonary destruction. A major contributor to the viscosity of mucus secretions is the release of a large amount of filamentous actin by degenerating inflammatory cells which migrate in large numbers to the airways of patients with these diseases. Biogen and its collaborators believe that severing actin filaments contaminating the airway mucus may lead to clinical improvement. In 1997, Biogen completed a Phase 2 clinical study of gelsolin. The results of the trial were inconclusive. The Company does not intend to pursue further clinical development of gelsolin itself, and instead is currently looking for opportunities to license its rights to a third party.

       In 1996, Biogen entered into a collaborative research and license agreement with Creative BioMolecules, Inc. ("CBM") for the development of CBM's morphogenic protein, OP-1, for the treatment of kidney diseases and disorders. OP-1 is a circulating human protein agonist expressed during development and regeneration of the kidney, spinal cord and bone. Under its agreement with CBM, Biogen obtained exclusive worldwide rights to develop, market and sell OP-1 in the renal field. Biogen is currently studying OP-1 as a treatment for acute and chronic renal failure.

             HEDGEHOG PROTEINS

       In 1996, the Company entered into a research collaboration and license agreement with Ontogeny, Inc. ("Ontogeny") for the development of three specific "hedgehog" cell differentiation proteins. Hedgehog proteins are a class of novel human proteins that are responsible for inducing the formation or regeneration of tissue. Under its agreement with Ontogeny, Biogen obtained access to exclusive worldwide rights to develop therapeutics directly based on Ontogeny's proprietary family of sonic, indian and desert hedgehogs for most disease indications. The Company's current focus is the study of the hedgehog proteins for the treatment of central nervous system disorders.

             GENE THERAPY

       In 1995, the Company entered into a collaborative research agreement with Genovo, Inc. ("Genovo") for the development of certain human gene therapy treatments. Under its agreement with Genovo, Biogen received certain rights related to diseases of the liver and lung.

             OTHER RESEARCH PROGRAMS

       As part of its further research efforts, Biogen is exploring the use of growth factors to prevent or treat the degeneration of the kidney which results from renal failure. The Company is also investigating new ways to modify immune responses more specifically in order to treat diseases of the immune system. In addition, through its collaboration with CuraGen Corporation, Biogen is exploring the use of functional genomics technology to find novel therapeutics.

       RESEARCH AND DEVELOPMENT COSTS

       During 1997, 1996 and 1995, Biogen's research and development costs were approximately $145.5 million, $132.4 million and $87.4 million, respectively.

       RISKS ASSOCIATED WITH DRUG DEVELOPMENT AND COMMERCIALIZATION

       Certain of the statements set forth above regarding the Company's research and development programs and AVONEX(R) commercialization, such as the statement regarding the anticipated receipt and timing of regulatory approval for the marketing of AVONEX(R) in Canada and the anticipated commencement of clinical trials of drugs in development, are forward-looking, and are based upon the Company's current belief as to the outcome and timing of such future events. These events are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. For example, to receive final marketing approval from

Canada for AVONEX(R) in the first half of 1998, the Company must await final action by the Canadian regulatory authorities, the outcome and timing of which is still within the regulatory authorities' sole control. Many important factors affect the Company's ability to successfully develop and commercialize drugs, including the ability to demonstrate the safety and efficacy of drug candidates at each stage of the clinical trial process, to meet applicable regulatory standards and to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to obtain and maintain all necessary patents or licenses, to compete successfully against other products, and to market products successfully. There can be no assurance that any of the products described in this section or resulting from Biogen's research and development programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, be successfully marketed or successfully meet challenges from competitive products.

        For a detailed discussion of the outlook of the Company, see the "Outlook" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference under Item 7.

PRINCIPAL PRODUCTS BEING MARKETED OR DEVELOPED BY BIOGEN'S  LICENSEES

       INTRON(R) A ALPHA INTERFERON

       Alpha interferon is a naturally occurring protein produced by normal white blood cells. Biogen has been granted patents covering the production of alpha interferons through recombinant DNA techniques. See "Patents and Other Proprietary Rights." Biogen's worldwide licensee for recombinant alpha interferon, Schering-Plough Corporation ("Schering-Plough"), first began commercial sales of its Intron(R) A brand of alpha interferon in the United States in 1986 for hairy-cell leukemia. Schering-Plough now sells Intron(R) A worldwide for as many as 16 indications. The FDA has approved Intron(R) A for the treatment of chronic hepatitis B and hepatitis C, hairy cell leukemia, AIDS-related Kaposi's sarcoma, condylomata acuminata, and for injection as an adjuvant treatment to surgery in patients at high risk for systemic recurrence of malignant melanoma. In 1997, Schering-Plough also received marketing clearance from the FDA for use of Intron(R) A for injection in conjunction with anthracycline-containing combination chemotherapy for the initial treatment of patients with clinically aggressive non-Hodgkin's lymphoma, and filed a New Drug Application for the combination use of Intron(R) A and REBETOL(R) (ribavirin, USP capsules) for the treatment of chronic hepatitis C. Schering-Plough has undertaken studies using Intron(R) A for a number of additional indications. Royalties from Schering-Plough on sales of Intron(R) A accounted for approximately 19%, 27% and 40% of Biogen's revenues (excluding interest) in 1997, 1996 and 1995, respectively.

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

       SmithKline Beecham Biologicals s.a. ("SmithKline") and Merck are the two major worldwide marketers of hepatitis B vaccines. Biogen has licensed to SmithKline exclusive rights under Biogen's hepatitis B patents to market hepatitis B vaccines in the major countries of the world, excluding Japan. SmithKline's vaccine is approved in the United States and in over 60 other countries. In 1990, SmithKline and Biogen entered into a sublicense arrangement with Merck under which Biogen currently receives royalties. Biogen has also licensed rights under its hepatitis B patents to Merck and The Green Cross Corporation on a non-exclusive basis in Japan. Royalties from SmithKline and Merck together accounted for approximately 14%, 23% and 48% of Biogen's revenues (excluding interest) in 1997, 1996 and 1995, respectively.

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

       OTHER PRODUCTS

       Under a license agreement with Eli Lilly and Company ("Lilly"), Biogen has granted Lilly rights under certain of Biogen's patents related to gene expression. Lilly uses the patented vectors and methods in several products that are on the market or in development. Under the license agreement Biogen receives royalties on sales of these products. See "Patents and Other Proprietary Rights".

       In 1996, Biogen granted a sublicense to Pharmacia & Upjohn AB ("Pharmacia & Upjohn") under certain patent rights to proprietary protein secretion technology exclusively licensed to Biogen by Harvard University. Under the terms of the license agreement, Biogen receives ongoing royalties on sales of Pharmacia & Upjohn's recombinant human growth hormone product, Genotropin(R), in the United States, Canada and Japan.

       In March 1997, Biogen granted to The Medicines Company ("TMC") exclusive worldwide rights to develop and market Hirulog(R) (bivalirudin) direct thrombin inhibitor. Biogen will receive milestone and royalty payments from TMC if TMC is successful in its efforts to develop and commercialize the drug.

       Financial information about foreign operations and export sales is included in Note 10 of the Notes to Consolidated Financial Statements incorporated by reference under Item 8.

PATENTS AND OTHER PROPRIETARY RIGHTS

       Biogen has filed numerous patent applications in the United States and various other countries seeking protection of a number of its processes and products, and patents have been issued on a number of these applications. The Company has also obtained rights to various patents and patent applications under licenses with third parties which provide for the payment of royalties by the Company. Issues remain as to the ultimate degree of protection that will be afforded to Biogen by its patents. There is no certainty that Biogen's existing patents or others, if obtained, will be of substantial protection or commercial benefit to Biogen. Furthermore, it is not known to what extent Biogen's pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or whether those patents that have been issued or are issued in the future will prevail if they are challenged in litigation.

       Trade secrets and confidential know-how are important to Biogen's scientific and commercial success. Although Biogen seeks to protect its proprietary information, there can be no assurance that others will not either develop independently the same or similar information or obtain access to Biogen's proprietary information.

       RECOMBINANT ALPHA INTERFERON

       Biogen has more than 50 patents in countries around the world, including the United States and countries of the European Patent Office, covering the production of recombinant alpha interferons. Biogen has granted an exclusive worldwide license to Schering Plough under Biogen's alpha interferon patents, and receives royalties from Schering Plough on sales of its Intron(R) A brand of alpha interferon. See "Principal Products Being Marketed or Developed by Biogen's Licensees - Intron(R) A Alpha Interferon".

       In the United States, a Biogen patent application claiming recombinant mature human alpha interferon was involved in an interference to determine who was the first to invent that specific form of alpha interferon. In December 1995, priority of invention was awarded by a decision of the United States Patent and Trademark Office to the applicants of a patent application owned by Genentech, Inc. ("Genentech") and Hoffman La Roche Inc. ("Roche"). In April 1996, Biogen appealed the decision by way of a civil action against Genentech and Roche in the U.S. District Court for the District of Massachusetts. A decision is not expected before 1999. In the meantime, the companies are discussing possible alternative resolutions of the dispute. The primary U.S. patent under which Biogen has licensed Schering Plough for alpha interferon was not involved in the interference. Since Roche has granted certain non-exclusive rights under its patent application to Schering Plough, the decision of the U.S. Patent and Trademark Office in the interference has not affected Schering Plough's ability to market its Intron(R) A brand of alpha interferon.

       In the event Biogen does not prevail in its action against Genentech and Roche or does not resolve the matter in another manner satisfactory to Biogen, Schering Plough's royalty obligation to Biogen on sales of Intron(R) A in the United States will terminate upon expiration of Biogen's existing U.S. alpha interferon patent in 2002. In any event Schering Plough's royalty obligation to Biogen on sales of Intron(R) A in Europe will terminate upon expiration of Biogen's European alpha interferon patent in 2001.

         In December 1996, Schering Plough filed suit in its own name, as exclusive licensee, against Amgen, Inc. ("Amgen") to enforce Biogen's U.S. alpha interferon patent claiming it to be infringed by Amgen's consensus interferon product known as Infergen(R). Yamanouchi Pharmaceutical Co. Ltd., Amgen's licensee, has filed a declaratory judgment action against Biogen in France, Italy and Germany seeking a judgment that its consensus interferon product does not infringe Biogen's alpha interferon patent.

       RECOMBINANT HEPATITIS B ANTIGENS

       Biogen has more than 75 patents in countries around the world, including three in the United States and two in countries of the European Patent Office, and several patent applications, covering the recombinant production of hepatitis B surface, core and "e" antigens. Biogen has licensed its recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receives royalties on sales of the vaccines and test kits by its licensees. See "Principal Products Being Marketed or Developed by Biogen's Licensees - Hepatitis B Vaccines and Diagnostics." The obligation of SmithKline and Merck to pay royalties on sales of hepatitis B vaccines and the obligation of Biogen's other licensees under its hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of Biogen's existing hepatitis B patents. Biogen's existing United States hepatitis B patents will expire in 2004. Biogen's European hepatitis B patents will expire at the end of 1999, except in those countries in which Biogen has or is able to obtain supplemental protection certificates. To date Biogen has received supplemental protection certificates in France, Italy, Luxembourg, The Netherlands and Sweden, and has a number of additional applications pending. The additional coverage afforded by the supplemental protection certificates ranges from two to six years.

       RECOMBINANT BETA INTERFERON

     In 1997, the Technical Board of Appeal of the European Patent Office revoked Biogen's European patent covering the production of recombinant beta interferon. Although no formal appeal procedure exists, Biogen has asked the European Patent Office to overturn the revocation. A patent application in the United States with similar claims is still pending. The Company also has a patent with similar claims in Israel. In Germany, a patent with similar claims was the subject of a nullity proceeding instituted by Schering AG in the German Federal Patent Court. In March 1998, the German Federal Patent Court indicated that it would uphold the German patent but with substantially narrower claims. The Company will decide whether to appeal the decision after it receives the written opinion. In July 1997, Biogen sued InterPharm Laboratories Ltd. ("Interpharm"), an affiliate of Ares Serono, S.A. ("Serono"), and related defendants, claiming that the manufacture by InterPharm of Serono's Rebif(R) (Interferon Beta-1a) infringes Biogen's patent in Israel. Other parties have pending patent applications or issued patents in the United States, Europe and other countries with claims to key intermediates in the production of beta interferon (the "Taniguchi patents") and to beta interferon itself (the "Roche patents"). Biogen has obtained non-exclusive rights in various countries of the world, including the United States, Japan and most European countries, to manufacture, use and sell AVONEX(R) under the Taniguchi patents and has obtained worldwide, non-exclusive rights under the Roche patents.

       In 1994, a European patent was issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") with claims relating to a specific cell line, production method and form of recombinant beta interferon. Biogen filed an opposition to the Rentschler patent in the European Patent Office seeking a revocation of the entire patent on grounds of lack of inventive step and lack of novelty. In April 1997, the Opposition Division of the European Patent Office revoked the Rentschler patent. Recently the European Patent

Office indicated that it will grant a second patent to Rentschler based on another patent application with claims to a specific structure of beta interferon. At such time as this patent is granted, Biogen will determine whether or not to oppose it.

       On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of AVONEX(R). Berlex seeks a judgment granting it unspecified damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. Prior to the date of the suit filed by Berlex on the McCormick patent, Biogen filed a suit against Schering AG, Berlex and the Board of Trustees of the Leland Stanford Jr. University ("Stanford") in the United States District Court for the District of Massachusetts for a declaratory judgment of non-infringement and invalidity of the McCormick patent contending that AVONEX(R), its manufacturing process and intermediates used in that process do not infringe the McCormick patent and that such patent is not valid. In November 1996, the U.S. District Court for the District of Massachusetts ruled that it had jurisdiction and Berlex's New Jersey action was transferred to Massachusetts. Biogen and Stanford subsequently entered into an agreement voluntarily dismissing Stanford from the suit. In February 1997, the U.S. District Court in Massachusetts dismissed Biogen's declaratory judgment action as to Schering AG without prejudice if such dismissal is later shown to result in an injustice to Biogen. The suit involving Berlex is still pending. A trial is not expected before the early part of 1999.

       OTHER PATENTS

       Biogen has granted Lilly a non-exclusive license under certain of Biogen's patents for gene expression. Lilly uses the patented vectors and methods in several products that are on the market or in development. Biogen's European patent relating to gene expression was opposed by Biotechnology General Corp. in December 1993. A hearing was held by the Opposition Division of the European Patent Office in March 1996. In March 1997, the Opposition Division decided to revoke Biogen's patent. Biogen has appealed the decision.

       In March 1995, Biogen filed suit in the U.S. District Court for the District of Massachusetts seeking to enjoin Amgen from manufacturing and selling its Neupogen(R) human granulocyte colony stimulating factor in the United States and asking for damages for infringing activities. Biogen believes that to make Neupogen(R) Amgen uses technology claimed in certain of Biogen's gene expression patents. Biogen does not expect a trial in the case prior to the early part of 1999.

       In July 1997, Biogen filed suit in the U.S. District Court for the District of Massachusetts to enjoin Amgen from manufacturing and selling its Infergen(R) consensus interferon in the United States and asking for damages for infringing activities. Biogen believes that to make Infergen(R) Amgen uses technology claimed in certain of Biogen's gene expression patents. Biogen's request to have the case consolidated with the Neupogen(R) suit was denied by the court. Biogen does not expect a trial in the case prior to the early part of 2000.

       THIRD PARTY PATENTS

       Biogen is aware that others, including various universities and companies working in the biotechnology field, have also filed patent applications and have been granted patents in the United

States and in other countries claiming subject matter potentially useful or necessary to Biogen's business. Some of those patents and applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. For example, Genentech has been granted patents and is prosecuting other patent applications in the United States and certain other countries which it may allege are currently used by Biogen and the rest of the biotechnology industry to produce recombinant proteins in microbial hosts. Genentech has offered to Biogen and others in the industry non-exclusive licenses under those patents and patent applications for various proteins and in various fields of use, but not for others. Schering-Plough, Biogen's exclusive licensee for recombinant alpha interferon, is licensed under certain of these patents for the manufacture, use and sale of recombinant alpha interferon. The ultimate scope and validity of Genentech's patents, of other existing patents, or of patents which may be granted to third parties in the future, the extent to which Biogen may wish or be required to acquire rights under such patents, and the availability and cost of acquiring such rights currently cannot be determined by Biogen.

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

       Much competition is directed towards establishing proprietary positions through research and development. A key aspect of such competition is recruiting and retaining qualified scientists and technicians. Biogen believes that it has been successful in attracting skilled and experienced scientific personnel. Biogen believes that leadership in the industry will be based on managerial and technological superiority and may be influenced significantly by patents and other forms of protection of proprietary information. See "Patents and Other Proprietary Rights". The achievement of a leadership position depends largely upon Biogen's continued ability to attract and retain skilled and experienced personnel, its ability to identify and exploit commercially the products resulting from biotechnology research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing.

       Many of Biogen's competitors are working to develop products similar to those under development by Biogen. The timing of the entry of a new pharmaceutical product into the market can be an important factor in determining the product's eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Moreover, for certain diseases with limited patient populations, the FDA is prevented under the Orphan Drug Act, for a period of seven years, from approving more than one application for the "same" product for a single orphan drug designation, unless a later product is considered clinically superior. The European Union and other jurisdictions have or are considering similar laws. Accordingly, the relative speed with which Biogen can develop products, complete the testing and approval process and supply commercial quantities of the product to the market is expected to have an important impact on Biogen's competitive position. In addition, competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, reliability, availability and price.

       AVONEX(R) (INTERFERON BETA - 1a)

       As a treatment for multiple sclerosis, AVONEX(R) competes with interferon beta-1b which is sold in the United States under the brand name Betaseron(R) by Berlex Laboratories, Inc., a United States affiliate of Schering AG, and is sold in Europe under the brand name Betaferon(R) by Schering AG. AVONEX(R) also faces competition from Copaxone(R) glatiramer acetate (also known as copolymer-1). In the United States, Copaxone(R) is marketed by a partnership between Teva Pharmaceuticals ("Teva") and Hoechst Marion Roussel, Inc. AVONEX(R) also competes in Italy and Spain with FRONE(R), an extracted form of beta interferon sold by Ares Serono S.A. ("Serono") and in Germany with Imurek(R) azathioprine sold by Glaxo Wellcome GmbH. Serono has also filed for approval in the European Union to market and sell Rebif(R), its recombinant interferon beta-1a product, as a treatment for multiple sclerosis. Serono is also seeking approval to market Rebif(R) in the United States, but to be approved as a treatment for relapsing forms of multiple sclerosis would have to overcome the orphan drug status afforded to AVONEX(R) and Betaseron(R) for that indication by the FDA. A number of other companies are working to develop products to treat multiple sclerosis which may in the future compete with AVONEX(R). Biogen believes that competition among treatments for multiple sclerosis will be based on product performance, service and price.

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

       In connection with the commercialization of products resulting from Biogen's research and development projects, it is necessary, in a number of countries, to comply with certain regulations relating to the manufacturing and marketing of such products and to the products themselves. For example, the commercial manufacturing, marketing and exporting of pharmaceutical products require the approval of the FDA in the United States and of comparable agencies in other countries. The FDA has established mandatory procedures and safety standards which apply to the manufacture, clinical testing and marketing of pharmaceutical products in the United States. The regulatory requirements and approval processes for new products in the European Union operate under similar principles as those applied in the United States. The process of seeking and obtaining approval of the FDA or regulatory authorities in the European Union or other regulatory authorities worldwide for a new product and licensing of the facilities in which the product is produced are likely to take a number of years and involve the expenditure of substantial resources. In addition, the regulatory approval processes for products in the United States, the countries of the European Union and other countries around the world are undergoing or may undergo changes. Biogen cannot determine what effect any changes in regulatory approval processes may have on its business.

       In the United States, the federal government regularly considers reforming health care coverage and costs. Resulting legislation or regulatory actions may have a significant effect on the Company's business. Biogen's ability to commercialize successfully human pharmaceutical products also may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available worldwide from government health administration authorities, private health insurers and other organizations. Currently, substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

       Biogen's policy is to conduct relevant research in compliance with the current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (the "NIH Guidelines") and all other applicable federal and state regulations. By local ordinance, Biogen is required, among other things, to comply with the NIH Guidelines in relation to its facilities in Cambridge, Massachusetts, and is required to operate pursuant to certain permits.

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

EMPLOYEES

       At December 31, 1997, Biogen employed 797 full-time employees in the United States. Of the 797 employees, approximately 143 were engaged in, or directly supported, research and development, approximately 423 were involved in, or directly supported, manufacturing, quality assurance/quality control, regulatory, medical operations and preclinical and clinical development and approximately 107 were involved in sales and marketing. In addition, Biogen maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States, including the nine outside members of its Scientific Board.

ITEM 2 - PROPERTIES

       Biogen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in Cambridge Massachusetts. The Company owns a 150,000 square foot building in Cambridge which houses laboratories and office space. The Company also leases a total of approximately 300,992 square feet of additional office, manufacturing and research and development space in all or part of four other buildings in Cambridge, consisting of a 67,362 square foot building housing manufacturing facilities, laboratories and office space, a building with 65,792 square feet of space containing laboratories, purification and aseptic bottling facilities and office space, a multi-tenant building where the Company leases approximately 150,838 square feet of office space, of which the Company currently occupies 94,702 square feet, and a 17,000 square foot building housing office space and distribution facilities. The Company also has development options for additional property in Cambridge. The lease expiration dates for the leased sites range from 2000 to 2012.

       In 1997, the Company completed construction of a 100,000 square foot biologics manufacturing facility in Research Triangle Park, North Carolina. The Company recently received approval from the FDA to use the Research Triangle Park facility as an additional site for the manufacture of AVONEX(R).

       Biogen financed construction of the buildings which it owns in Cambridge, Massachusetts and Research Triangle Park, North Carolina with term loans. The loans are secured by the buildings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference under
Item 7.

       The Company's European headquarters consists of 1,400 square meters of office space in a multi-tenant building in Nanterre, France. The lease for this space terminates in 2003 with Biogen having the right to terminate the lease earlier under specified circumstances. The Company also leases small offices in England, Germany, The Netherlands, Switzerland, Austria and Canada.

     The Company believes that its production plants in Cambridge, Massachusetts and Research Triangle Park, North Carolina and existing outside sources will allow it to meet, in the near term, its production needs for clinical trials and its production needs for AVONEX(R). Biogen believes that its existing facilities are in compliance with applicable regulatory standards. The Company expects that additional facilities and outside sources will be required to meet the Company's future research and production needs.

ITEM 3 - LEGAL PROCEEDINGS

       During the fourth quarter of 1994, a total of six class action lawsuits were initiated against the Company and several of its directors and officers. On March 3, 1995, these cases were consolidated into a single proceeding in the United States District Court for the District of Massachusetts. On January 23, 1996, in response to motions to dismiss the entire case filed by Biogen and the named officer and director defendants, the District Court issued a Memorandum and Order (dated January 22, 1996) dismissing most of the claims asserted in the plaintiffs' Second Amended Complaint, including all claims against the Company's outside directors. The only claims remaining in the case pertain to a statement concerning the results of the Hirulog(R) TIMI-7 clinical trial in unstable angina. The Court did not reach a decision on the merits of these claims. On October 11, 1996, the Company filed a motion for summary judgment in the case. On September 4, 1997, the Court denied the motion but narrowed the plaintiff class. A trial is scheduled for April 1998.

       On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of AVONEX(R). Berlex seeks a judgment granting it unspecified damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. Prior to the date of the suit filed by Berlex on the McCormick patent, Biogen had filed a suit against Schering AG ("Schering"), Berlex and the Board of Trustees of the Leland Stanford Jr. University ("Stanford") in the United States District Court for the District of Massachusetts for a declaratory judgment of non-infringement and invalidity of the McCormick patent contending that AVONEX(R), its manufacturing process and intermediates used in that process do not infringe the McCormick patent and that such patent is not valid. In November 1996, the U.S. District Court in Massachusetts ruled that it had jurisdiction and Berlex's New Jersey action was transferred to Massachusetts. Biogen and Stanford subsequently entered into an agreement voluntarily dismissing Stanford from the suit. In February 1997, the U.S. District Court in Massachusetts dismissed Biogen's declaratory judgment action as to Schering without prejudice if such dismissal is later shown to result in an injustice to Biogen. The suit involving Berlex is still pending. A trial is not expected before the early part of 1999.

       In June 1996, ASTA Medica Aktiengesselschaft filed for arbitration against Biogen with the International Chamber of Commerce (ICC) in Paris, France. In its complaint, ASTA alleges that Biogen's 1993 termination of a 1989 agreement licensing ASTA to market recombinant interferon beta in certain European territories was ineffective. The agreement at issue also included as a party Bioferon, a Biogen joint venture that declared bankruptcy in 1993. The ASTA complaint asks that an ICC panel declare that the 1989 license is still in force, and, in the alternative, seeks approximately $5 million in damages. The territories included in the 1989 license were Austria, Belgium, Denmark, Finland, France, Greece, Iceland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, Sweden, Switzerland and the United Kingdom. Arbitration proceedings were held in late 1997 in Zurich under Swiss law. The parties expect a decision in the first half of 1998.

       For a description of legal proceedings relating to certain patent rights, see Item 1, "Business-Patents and Other Proprietary Rights."

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable

EXECUTIVE OFFICERS

       The following is a list of the executive officers of the Company and their principal positions with the Company. Each individual officer serves at the pleasure of the Board of Directors.


Name                       Age   Positions
----                       ---   ---------

James L. Vincent ........  58    Chairman of the Board of Directors

James R. Tobin ..........  53    President and Chief Executive Officer

Burt A. Adelman .........  45    Vice President - Development Operations

Michael J. Astrue .......  41    Vice President - General Counsel, Secretary
                                 and Clerk

Frank A. Burke, Jr. .....  54    Vice President - Human Resources

Lawrence S. Daniels .....  55    Vice President - Strategic Planning

Joseph M. Davie .........  58    Vice President - Research

David C. Dlesk ..........  39    Vice President - Operations

Irving H. Fox ...........  54    Vice President - Medical Affairs

Timothy M. Kish .........  46    Vice President - Finance and Chief Financial
                                 Officer

Mark W. Leuchtenberger ..  41    Vice  President - Sales, Marketing and Business
                                 Development

James C. Mullen .........  39    Vice President - International

David D. Pendergast .....  49    Vice President - Product Development and
                                 Quality Assurance

The background of these officers is as follows:

       James L. Vincent has been Chairman of the Board of Directors of the Company since October 1985. From October 1985 until February 1997, Mr. Vincent also served as Chief Executive Officer of the Company. He also served as Chief Operating Officer and President from April 1988 until February 1994. Before joining Biogen, Mr. Vincent served as Group Vice President, Allied Corporation and as President, Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied Corporation, Mr. Vincent was with Abbott Laboratories, Inc. where he served in various capacities, including Executive Vice President, Chief Operating Officer and Director of the parent corporation. Mr. Vincent is a director of CuraGen Corporation.

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

       Irving H. Fox, M.D. was appointed Vice President - Medical Affairs in February 1990. Dr. Fox joined Biogen following a fourteen year career at the University of Michigan, where he held professorships in internal medicine and biological chemistry, and from 1978 to 1990, was program director of the Clinical Research Center at the University of Michigan Hospital.

       Timothy M. Kish was appointed Vice President - Finance and Chief Financial Officer of the Company in August 1993 after serving as Corporate Controller of the Company since 1986. Prior to joining Biogen, Mr. Kish was Director of Finance for Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied, Mr. Kish served in various capacities at Bendix Corp., most recently as Executive Assistant to the President.

       Mark W. Leuchtenberger was appointed Vice President - Sales, Marketing and Business Development in January 1998 after serving as Vice President - Marketing and Sales since October 1996. Mr. Leuchtenberger served as Director of Distributor Operations, Europe from September 1996 until October 1996 and Director of Marketing and Program Executive for AVONEX(R) from 1993 until September 1996. From 1992 to 1993, Mr. Leuchtenberger served as a Product Manager of the Company, and from 1990 to 1992, he served as Market Development Manager. Prior to joining Biogen, Mr. Leuchtenberger worked for the consulting firm of Bain & Company from 1987 to 1990.

       James C. Mullen became Biogen's Vice President - International in August 1996 after serving as Vice President - Operations since December 1991 and as Senior Director - Operations from February 1991 to December 1991. Mr. Mullen joined the Company in 1989. Before coming to Biogen, Mr. Mullen held various positions of responsibility from 1984 through 1988 at SmithKline-Beckman Corporation, most recently as Director, Engineering, SmithKline and French Laboratories, Worldwide.

       David D. Pendergast, Ph.D. was appointed Vice President - Product Development and Quality Assurance in January 1998 after serving as Vice President - Quality Assurance and Quality Control of the Company since April 1996. Dr. Pendergast joined Biogen from Fisons Pharmaceuticals, Manchester U.K. where he served as Director, Quality Assurance/Quality Control of Fisons PLC from 1992 to 1996. Prior to joining Fisons, Dr. Pendergast served, over a twenty year period, in various capacities at The Upjohn Company, including Vice President - Quality Assurance from 1989 to 1992.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The section entitled "Market for Securities" in the Company's 1997 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

       The section entitled "Selected Financial Data" in the Company's 1997 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in the Company's 1997 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The sections entitled "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Company's 1997 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1998, are hereby incorporated by reference.

       Information concerning the Company's Executive Officers is set forth in
Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

       The sections entitled "Election of Directors" and "Executive Compensation", in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1998, are hereby incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The section entitled "Share Ownership" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1998, is hereby incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The section entitled "Executive Compensation-Employment Arrangements with the Company and Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1998, is hereby incorporated by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) Financial Statements and Financial Statement Schedules.

       The following documents are filed as a part of this report:

       (1) Financial Statements, as required by Item 8 of this Form, incorporated by reference herein from the 1997 Annual Report to Shareholders attached hereto as Exhibit 13:

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

Notes to Consolidated Financial
Statements                               Annual Report under the caption
                                         "Biogen, Inc. and Subsidiaries Notes to
                                         Consolidated Financial Statements."

Reports of Independent Accountants       Annual Report under the caption
                                         "Report of Independent Accountants."

       With the exception of the portions of the 1997 Annual Report to Shareholders specifically incorporated herein by reference, such report shall not be deemed filed as part of this Annual Report on Form 10-K.

       (2) Financial Statement Schedules: None

       (3) Exhibits

Exhibit No.   Description
-----------   -----------

(3.1)         Articles of Organization, as amended (p)

(3.2)         By-Laws, as amended (g)

(4.1)         Form of Common Stock Share Certificate (i)

(4.2) Certificate of Designation of Series A Junior Participating Preferred Stock (d)

(4.3) Rights Agreement dated as of May 8, 1989 between Registrant and The First National Bank of Boston, as Rights Agent (d)

(10.1) Independent Consulting and Project Agreement dated as of June 29, 1979 between Registrant and Kenneth Murray (a)**

(10.2) Letter Agreement dated September 23, 1995 with Kenneth Murray relating to renewal of Independent Consulting Agreement (o)**

(10.3) Minute of Agreement dated February 5, 1981 among Registrant, The University Court of the University of Edinburgh and Kenneth Murray
              (a)**

(10.4) Independent Consulting Agreement dated as of June 29, 1979 between Registrant and Phillip A. Sharp (a)**

(10.5) Letter Agreement dated December 15, 1995 with Phillip A. Sharp relating to chairmanship of Scientific Board and renewal of Independent Consulting Agreement (o)**

(10.6) Project Agreement dated as of December 15 1979 between Registrant and Phillip A. Sharp (a)**

(10.7) Share Restriction and Repurchase Agreement dated as of December 15, 1979 between Registrant and Phillip A. Sharp (a)**

(10.8) Consulting Agreement dated as of April 1, 1991, as amended, between Registrant and Alexander G. Bearn (f)**

(10.9) Letter Agreement dated April 14, 1995 with Alexander G. Bearn relating to renewal of Independent Consulting Agreement (o)**

(10.10) Form of Amendment dated July 1, 1988 to Independent Consulting Agreement between Registrant and Scientific Board Members (c)**

(10.11) Letter regarding employment of James L. Vincent dated September 23, 1985 (b)**

(10.12) Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated as of November 21, 1996
              (q)**

(10.13) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (g)**

(10.14) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1995) (o)**

(10.15) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1997) (*)**

(10.16)       Letter dated December 13, 1989 regarding employment of Dr. Irving
              H. Fox (e)**

(10.17) Letter dated April 7, 1993 regarding employment of Dr. Joseph M. Davie (h)**

(10.18)       Letter dated January 12, 1994 regarding employment of James R.
              Tobin (j)**

(10.19) Form of Indemnification Agreement between Registrant and each Director and Executive Officer (c)**

(10.20) Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc. (a)

(10.21) First Amendment to Lease dated January 19, 1989 amending Cambridge Center Lease dated October 4, 1982 (g)

(10.22) Second Amendment to Lease dated March 8, 1990 amending Cambridge Center Lease dated October 4, 1982 (g)

(10.23) Third Amendment to Lease dated September 25, 1991 amending Cambridge Center Lease dated October 4, 1982 (g)

(10.24) Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982 (*)

(10.25) Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982 (*).

(10.26) Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Realty Limited Partnership (j)

(10.27) 1983 Employee Stock Purchase Plan, as amended and restated through September 12, 1997 (*)**

(10.28) 1982 Incentive Stock Option Plan, as amended through April 25, 1995 and restated with form of Option Agreement (n)**

(10.29)       1985 Non-Qualified Stock Option Plan, as amended through
              December 6, 1996 and restated with form of Option Agreement (r) **

(10.30) 1987 Scientific Board Stock Option Plan, as amended through September 12, 1997 (*)**

(10.31)       Voluntary Executive Supplemental Savings Plan (m)**

(10.32) Amendment No.1 dated April 25, 1997, to Voluntary Executive Supplemental Savings Plan (*)**

(10.33)       Amended and Restated Supplemental Executive Retirement Plan (*)**

(10.34)       Voluntary Board of Directors Savings Plan (m)**

(10.35) Amendment No. 1 dated April 25, 1997, to Voluntary Board of Directors Savings Plan (*)**

(10.36) Exclusive License and Development Agreement dated December 8, 1979 between Registrant and Schering Corporation (a)

(10.37) Amendatory Agreement dated May 14, 1985 to Exclusive License and Development Agreement dated December 8, 1979 (b)

(10.38) Amendment and Settlement Agreement dated September 29, 1988 to Exclusive License and Development Agreement dated December 8, 1979 (g)

(10.39) Amendment dated March 20, 1989 to Exclusive License and Development Agreement dated December 8, 1979 (g)

(10.40) License Agreement (United States) dated March 28, 1988 between Registrant and SmithKline Beecham Biologicals, s.a. (as successor to Smith Kline-R.I.T, s.a.) (g)

(10.41) License Agreement (International) dated March 28, 1988 between Registrant and SmithKline Beecham Biologicals, s.a. (as successor to Smith Kline-R.I.T., s.a.) (g)

(10.42) Sublicense Agreement dated as of February 15, 1990 among Registrant, SmithKline Beecham Biologicals, s.a (as successor to SmithKline Biologicals, s.a.) and Merck and Co., Inc. (g)

(10.43) Supplemental Amendment and Agreement dated as of March 1, 1994 between the Registrant and Schering Corporation (l)

(13)          Incorporated portions from Biogen, Inc. 1997 Annual Report to
              Shareholders *

(21)          Subsidiaries of the Registrant *

(24.1)        Consent of Price Waterhouse LLP *

(27)          Financial Data Schedule

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

       (d) Previously filed with the Commission as an exhibit to Registration Statement on Form 8-A, File No. 0-12042, filed May 26, 1989 and incorporated herein by reference.

       (e) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 0-12042, and incorporated herein by reference.

       (f) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-12042, and incorporated herein by reference.

       (g) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-12042, and incorporated herein by reference.

       (h) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 0-12042, and incorporated herein by reference.

       (i) Previously filed with the Commission as an exhibit to Registration Statement on Form S-3, File No. 33-51639 filed December 21, 1993, and incorporated herein by reference.

       (j) Previously filed with the Commission as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-12042, and incorporated herein by reference.

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

       (m) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-12042, and incorporated herein by reference.

       (n) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-12042, and incorporated herein by reference.

       (o) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-12042, and incorporated herein by reference.

       (p) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-12042, and incorporated herein by reference.

       (q) Previously filed with the Commission as an exhibit to an amendment to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, File No. 0-12042, and incorporated herein by reference.

       (r) Previously filed with the Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-12042, and incorporated herein by reference.

       * Filed herewith

       ** Management contract or compensatory plan or arrangement

(b)    Reports on Form 8-K

       During the fourth quarter of 1997, the Company filed a report on Form 8-K announcing the authorization by the Company's Board of Directors of a stock repurchase program covering the repurchase of up to 2,500,000 shares of the Company's Common Stock during a two-year period.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.

By: /s/ James L. Vincent
    ---------------------------------------
    James L. Vincent, Chairman of the Board

Dated  March 6, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                      TITLE                            DATE
----------                      -----                            ----

/s/ James R. Tobin              President, Chief Executive       March 6, 1998
-------------------------       Office and a Director
James R. Tobin                  (principal executive officer)

/s/ James L. Vincent            Chairman of the Board            March 6, 1998
-------------------------
James L. Vincent

/s/ Timothy M. Kish             Vice President - Finance and     March 6, 1998
-------------------------       Chief Financial Officer
Timothy M. Kish                 (principal financial and
                                accounting officer)

/s/ Alexander G. Bearn          Director                         March 6, 1998
-------------------------
Alexander G. Bearn

/s/ Harold W. Buirkle           Director                         March 6, 1998
-------------------------
Harold W. Buirkle

/s/ Alan Belzer                 Director                         March 6, 1998
-------------------------
Alan Belzer

/s/ Mary L. Good                Director                         March 6, 1998
-------------------------
Mary L. Good

/s/ Thomas F. Keller            Director                         March 6, 1998
-------------------------
Thomas F. Keller

/s/ Roger H. Morley             Director                         March 6, 1998
-------------------------
Roger H. Morley

/s/ Kenneth Murray              Director                         March 6, 1998
-------------------------
Kenneth Murray

/s/ Phillip A. Sharp            Director                         March 6, 1998
-------------------------
Phillip A. Sharp

/s/ James W. Stevens            Director                         March 6, 1998
-------------------------
James W. Stevens

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

10.15 Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1997)

10.24 Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982.

10.25 Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982.

10.27 1983 Employee Stock Purchase Plan, as amended and restated through September 12, 1997.

10.30 1987 Scientific Board Stock Option Plan, as amended through September 12, 1997

10.32 Amendment No. 1 dated April 25, 1997, to Voluntary Executive Supplemental Savings Plan

10.33         Amended and Restated Supplemental Executive Retirement Plan

10.35 Amendment No. 1 dated April 25, 1997, to Voluntary Board of Directors Saving Plan

(13)          Incorporated portions from Biogen, Inc. 1997 Annual Report to
              Shareholders

(21)          Subsidiaries of the Registrant

(24.1)        Consent of Price Waterhouse LLP

(27)          Financial Data Schedule