Form 10-Q
period 1998-03-31
BIOGEN INC
filed 1998-05-07
CIK 714655

SECURITIES AND EXCHANGE COMMISSION      Total Pages-   15
                             WASHINGTON, D.C. 20549            Exhibit Index- 14


                                    FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1998

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
                                                          Yes  X    No

         Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1998:

     Common Stock, par value $0.01                     73,707,924
          (Title of each class)                   (Number of Shares)

                             B I O G E N , I N C .


                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Condensed Consolidated Statements of Income -
       Three months ended March 31, 1998 and 1997..............................3

     Condensed Consolidated Balance Sheets -
       March 31, 1998 and December 31, 1997....................................4

     Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 1998 and 1997..............................5

     Notes to Condensed Consolidated Financial Statements......................6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.....................................9




PART II - OTHER INFORMATION...................................................13



                       * * * * * * * * * * * * * * * * * *












Note concerning trademark: AVONEX(R) is a trademark of Biogen, Inc.


                          BIOGEN, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)



                                                   Three months ended
                                                        March 31,
                                                   1998            1997
REVENUES

  Product . . . . . . . . . . . . . . . . . . . . $ 76,100      $ 52,616
  Royalties . . . . . . . . . . . . . . . . . . .   38,372        42,215
  Interest. . . . . . . . . . . . . . . . . . . .    6,968         4,907
                                                  --------      --------
  Total revenues. . . . . . . . . . . . . . . . .  121,440        99,738
                                                  --------      --------
EXPENSES

  Cost of sales . . . . . . . . . . . . . . . . .   14,873        11,744
  Research and development. . . . . . . . . . . .   37,120        37,908
  Selling, general and administrative . . . . . .   26,003        21,164
  Other, net .. . . . . . . . . . . . . . . . . .       46           334
                                                  --------      --------
  Total expenses. . . . . . . . . . . . . . . . .   78,042        71,150
                                                  --------      --------
INCOME BEFORE INCOME TAXES. . . . . . . . . . . .   43,398        28,588

Income taxes. . . . . . . . . . . . . . . . . . .   15,627        11,578
                                                  --------      --------
NET INCOME. . . . . . . . . . . . . . . . . . . . $ 27,771      $ 17,010
                                                  ========      ========

BASIC EARNINGS PER SHARE. . . . . . . . . . . . . $   0.38      $   0.23
                                                  ========      ========
DILUTED EARNINGS PER SHARE. . . . . . . . . . . . $   0.36      $   0.22
                                                  ========      ========
SHARES USED IN CALCULATING:

  BASIC EARNINGS PER SHARE. . . . . . . . . . . .   73,935        73,268
                                                  ========      ========
  DILUTED EARNINGS PER SHARE. . . . . . . . . . .   76,854        76,843
                                                  ========      ========

See Notes to Condensed Consolidated Financial Statements.


                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                             March 31,1998     Dec. 31,1997
                                             (unaudited)
ASSETS
  Current assets
   Cash and cash equivalents . . . . . . . . . . $  65,602     $   70,358
   Marketable securities. . . . . . . . . . .  .   392,737        369,730
   Accounts receivable, net . .  . . . . . . . .    74,034         86,802
   Deferred tax asset. . . . . . . . . . . . . .    27,951         37,203
   Other current assets. . . . . . . . . . . . .    38,406         31,973
                                                  --------       --------
   Total current assets. . . . . . . . . . . . .   598,730        596,066
                                                  --------       --------
  Property, plant and equipment
   Cost. . . . . . . . . . . . . . . . . . . . .   245,065        240,513
   Less accumulated depreciation . . . . . . . .    71,264         66,021
                                                  --------       --------
   Property, plant and equipment, net. . . . . .   173,801        174,492
                                                  --------       --------
  Other assets
   Patents, net. . . . . . . . . . . . . . . . .    15,629         14,935
   Marketable securities . . . . . . . . . . . .    28,589         17,095
   Other . . . . . . . . . . . . . . . . . . . .     7,042         11,237
                                                  --------       --------
   Total other assets. . . . . . . . . . . . . .    51,260         43,267
                                                  --------       --------
                                                 $ 823,791      $ 813,825
                                                  ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable . . . . . . . . . . . . . . $  16,410      $  15,820
    Note payable . . . . . . . . . . . . . . . .    23,301         24,817
    Current portion of long-term debt. . . . . .     4,888          4,888
    Accrued expenses and other . . . . . . . . .    70,850         78,358
                                                  --------       --------
    Total current liabilities. . . . . . . . . .   115,449        123,883
                                                  --------       --------
  Long-term debt, less current portion. . . . ..    61,041         61,846
  Other long term liabilities. . . . . . . . . .    15,497         15,132
  Put options. . . . . . . . . . . . . . . . . .    56,670         76,671
  Commitments and contingencies. . . . . . . . .

  Shareholders' equity:
    Common stock . . . . . . . . . . . . . . . .       741            741
    Additional paid in capital . . . . . . . . .   512,475        516,880
    Retained earnings . . . .  . . . . . . . . .    73,099         25,327
    Unrealized losses on
     marketable securities . . . . . . . . . . .     (911)        (2,233)
    Cumulative translation adjustment. . . . . .     (114)           (37)
    Treasury stock, at cost. . . . . . . . . . .  (10,156)        (4,385)
                                                  --------       --------
    Total shareholders' equity . . . . . . . . .   575,134        536,293
                                                  --------       --------
                                                 $ 823,791      $ 813,825
                                                  ========       ========

See Notes to Condensed Consolidated Financial Statements.


                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                     Three months ended
                                                          March 31,
                                                      1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . $ 27,771    $ 17,010
  Adjustments to reconcile net income to net
    cash provided from operating activities:
  Depreciation and amortization . . . . . . . . .      5,629       4,357
  Deferred income taxes . . . . . . . . . . . . .      8,506     (10,617)
  Other . . . . . . . . . . . . . . . . . . . . .        756       2,217
  Changes in:
    Accounts receivable . . . . . . . . . . . . . .   12,768        (851)
    Other current and other assets. . . . . . . . .   (6,536)     (2,831)
    Accounts payable, accrued expenses and
     other current and long term liabilities. . . .   (6,553)     (3,513)
                                                     --------   --------
  Net cash provided from operating activities.. . .   42,341       5,772
                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities. . . . . . . . (222,523)    (95,239)
  Proceeds from sales and maturities of
    marketable securities. . . . . . . . . . . . . . 198,931     106,518
  Investment in collaborative partners. .  . . .  .   (5,000)    (10,000)
  Acquisitions of property and equipment. . . . . .   (4,388)     (8,525)
  Additions to patents. . . . . . . . . . . . . . .   (1,505)     (2,531)
                                                    --------    --------
  Net cash used by investing activities . . . . . .  (34,485)     (9,777)
                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of note payable. . . . . . . . . . . .   (1,516)          -
  Proceeds from issuance of long-term debt. . . . .       -        4,545
  Repayments of long-term debt. . . . . . . . . . .     (805)          -
  Purchases of treasury stock. . . . . . . . . .  .  (21,500)          -
  Tax benefit related to stock options. . . . . . .    3,944      20,117
  Issuance of common stock and option exercises . .    7,265      18,783
                                                    --------    --------
    Net cash (used by) provided from
    financing activities. . . . . . . . . . . . . .  (12,612)     43,445
                                                    --------    --------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS. . . . . . . . . . . . . . .   (4,756)     39,440

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD . . . . . . . . . . . . . . .   70,358      62,032
                                                    --------    --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD . . . . . . . . . . . . . . . . . . $ 65,602    $101,472
                                                    ========    ========

See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Biogen, Inc. and its subsidiaries (the "Company"). The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income"("SFAS 130") and Statement of Financial Accounting Standards Number 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company adopted SFAS 130 and SFAS 131 on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive income for the three months ended March 31, 1998 was $29 million. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements.

         Below is a summary of the shares used in calculating basic and diluted earnings per share for the quarters ended March 31,:

                                                    (In Thousands)
                                                  1998           1997
         Weighted average number of shares of
           common stock outstanding. . . . . . .  73,935         73,268
         Dilutive stock options. . . . . . . . .   2,919          3,575
                                                  ------         ------
         Shares used in calculating diluted
           earnings per share. . . . . . . . . .  76,854         76,843
                                                  ======         ======

2. As of March 31, 1998, the Company had $20.8 million outstanding under a term loan secured by a laboratory and office building in Cambridge, Massachusetts. Principal payments of $833,000 are due semi-annually through 2004 with the balance due on May 8, 2005.

         As of March 31, 1998, the Company had $45.1 million outstanding under a loan agreement with a bank for financing the construction of the Company's biological manufacturing facility in North Carolina (the "Construction Loan"). The Construction Loan is secured by the facility. Payments of $805,000 million are due quarterly through 2006 with the balance due on March 31, 2007.

         Terms of the loan agreements include various covenants, including financial covenants which require the Company to maintain minimum net worth, cash flow and various financial ratios.

3. Inventories, which are included in other current assets, are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. Inventories, net of applicable reserves and allowances, at March 31, 1998 and December 31, 1997 are as follows:

                                         (In Thousands)
                                 March 31, 1998     Dec. 31, 1997
            Raw materials            $ 4,001           $ 4,957
            Work in process           16,614             8,132
            Finished goods             7,336             9,870
                                     --------         --------
                                     $27,951           $22,959
                                     ========         ========

4. On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of Biogen's AVONEX(R) (Interferon beta-1a). Berlex seeks a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to the Berlex claim; however, the ultimate outcome is not determinable at this time. Prior to the date of the suit filed by Berlex on the McCormick patent, Biogen had filed a suit against Schering AG ("Schering"), Berlex and the Board of Trustees of the Leland Stanford Jr. University ("Stanford") in the United States District Court for the District of Massachusetts for a declaratory judgment of non-infringement and invalidity of the McCormick patent contending that AVONEX(R), its manufacturing process and intermediates used in that process do not infringe the McCormick patent and that such patent is not valid. In November 1996, the U.S. District Court in Massachusetts ruled that it had jurisdiction and Berlex's New Jersey action was transferred to Massachusetts and consolidated for pre-trial purposes with the Massachusetts case. In February 1997, the U.S. District Court in Massachusetts dismissed Biogen's declaratory judgment action as to Schering without prejudice if such dismissal is later shown to result in an injustice to Biogen. Biogen and Stanford subsequently entered into an agreement voluntarily dismissing Stanford from the suit. The suit involving Berlex is still pending. A trial is not expected before the early part of 1999.

         In June 1996, ASTA Medica Aktiengesellschaft ("ASTA") filed for arbitration against Biogen with the International Chamber of Commerce ("ICC") in connection with a dispute with Biogen regarding a License, Development and Supply Agreement, dated May 30, 1989 (the "1989

         Agreement"), among Biogen, ASTA and Bioferon Biochemische Substanzen GmbH & Co ("Bioferon"). Bioferon was a joint venture between Biogen and Rentschler Arzneimittel GmbH & Co. of Laupheim, Germany, which entered bankruptcy in 1993. In the proceeding, ASTA had asked for a determination that Biogen could not terminate the 1989 Agreement as to ASTA solely as a result of Bioferon's bankruptcy and a further determination that Biogen was required to supply ASTA with recombinant beta interferon. On March 13, 1998, the ICC arbitration panel ruled that, as between Biogen and ASTA, the 1989 Agreement was not terminated as a result of the bankruptcy of Bioferon, but that Biogen was not required to perform Bioferon's obligations under the 1989 Agreement and, as a result, had no obligation to supply recombinant beta interferon to ASTA. Under the 1989 Agreement, ASTA was granted an exclusive license for a number of European countries to certain intellectual property relating to recombinant beta interferon, including Biogen's European Fiers patent which has since been revoked by the European Patent Office. In light of the panel's decision, Biogen has notified ASTA that it has terminated the 1989 Agreement based on ASTA's conduct and failure to perform. On March 19, 1998, ASTA notified Biogen that it deemed Biogen's termination of the 1989 Agreement to be invalid.

         During the fourth quarter of 1994, a total of six class action lawsuits were initiated against Biogen and several of its directors and officers. On March 3, 1995, these cases were consolidated into a single proceeding in the United States District Court for the District of Massachusetts. On January 23, 1996, in response to motions to dismiss the entire case filed by Biogen and the named officer and director defendants, the District Court issued a Memorandum and Order, dated January 22, 1996, dismissing most of the claims asserted in the plaintiffs' Second Amended Complaint, including all claims against Biogen's outside directors. The only claims remaining in the case pertain to a statement concerning the results of the HIRULOG(R) TIMI-7 clinical trials in unstable angina. The Court did not reach a decision on the merits of these claims. On October 11, 1996, Biogen filed a motion for summary judgment in the case. On September 4, 1997, the Court denied the motion but narrowed the plaintiff class. On May 6, 1998 a jury found in favor of Biogen -- rejecting all claims against the company.

5. Income tax expense as a percent of pre-tax income for the quarters ended March 31, 1998 and 1997 was 36% and 40.5%, respectively. The effective tax rate varied from the U.S. statutory rates in the current quarter primarily due to an increase in European sales and the utilization of research and development credits. The effective rate in the first quarter of 1997 varied from U.S. statutory rates primarily due to the benefit of research and development and investment tax credits partially offset by foreign losses for which the Company received no tax benefit.

                          BIOGEN, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

Biogen, Inc. (the "Company" or "Biogen") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of AVONEX(R) (Interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis ("MS") and from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B vaccines and diagnostic products.

Results of Operations

For the quarter ended March 31, 1998, the Company reported net income of $27.8 million or $0.36 per diluted share as compared to $17 million or $0.22 per diluted share for the comparable period of 1997.

Total revenues for the current quarter were $121.4 million, as compared to $99.7 million in the quarter ended March 31, 1997, an increase of $21.7 million or 22%. The increase in total revenues was primarily due to increased sales of the Company's product AVONEX(R). Product sales for the current quarter were $76.1 million as compared to $52.6 million for the comparable period of 1997, an increase of $23.5 million or 45%. The growth in 1998 was due to an increase in the sales volume of AVONEX(R)in the United States as well as expansion into several new countries in the European Union ("EU"). In March 1997, the Company received regulatory approval to market AVONEX(R) in the fifteen member countries of the EU. By the end of 1997, AVONEX(R) had received reimbursement approval and was on the market in all of the EU countries. AVONEX(R) sales outside of the United States were approximately $13 million in the current quarter as compared to $3 million in the comparable period of 1997. Revenues from royalties for the current quarter were $38.4 million as compared to $42.2 million for the comparable quarter of 1997, a decrease of $3.8 million or 9%. Royalty revenue in 1997 included a $2 million one-time license payment from The Medicines Company.

The Company expects product sales as a percentage of total revenues to increase in the near term as the Company continues to market AVONEX(R) worldwide. The Company expects sales from AVONEX(R) in Europe to increase as a percentage of total product sales. The Company also received approval to market AVONEX(R) in Canada on April 6, 1998. The Company, however, expects to face increasing competition in the MS marketplace from other current and expected MS treatments. In the near term, the Company expects overall sales of licensee products and royalty revenues to fluctuate depending on changes in sales volumes for specific products, patent expirations, new licensing arrangements, if any, or other developments. Licensee sales levels may also fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or vaccination programs.

Interest income for the current quarter was $7 million, an increase of $2.1 million or 43% as compared to $4.9 million in the comparable period of

1997. The increase in interest income is primarily a result of increased levels of invested funds.

Total expenses for the current quarter were $78 million as compared to $71.2 million in the quarter ended March 31, 1997, an increase of $6.8 million or 10%. Cost of sales for the current quarter was $14.9 million as compared to $11.7 million in the comparable period of 1997, an increase of $3.2 million or 27%. Cost of sales for the current quarter includes product costs of $12.1 million as compared to $7.7 million in the comparable period of 1997. Gross margins for product sales remained relatively flat at 84% for the current quarter compared to 85% in the comparable period of 1997. Cost of sales relating to royalty revenue for the current quarter was $2.8 million as compared to $4 million in the comparable period of 1997, a decrease of $1.2 million, due to a higher proportion of royalty revenue with lower associated royalty costs. The Company expects that gross margins on royalty revenue will fluctuate in the future based on the impact of one-time royalty and milestone payments.

Research and development expenses for the current quarter were $37.1 million, a decrease of $0.8 million or 2% as compared to the quarter ended March 31, 1997. Included in research and development expenses in the quarter ended March 31, 1997 was a one-time license fee of $5 million to CV Therapeutics, Inc. Excluding the one-time license fee, research and development expenses increased $4.2 million, primarily due to an increase in clinical trial costs. The Company expects that, in the long-term, research and development expenses will increase as the Company expands its pipeline and related development efforts and clinical trials with respect to potential new product candidates and continues clinical trials of AVONEX(R). Selling, general and administrative expenses for the current quarter were $26 million, an increase of $4.8 million or 23% as compared to the quarter ended March 31, 1997. This increase was primarily due to the selling and marketing expenses related to sales of AVONEX(R), principally in support of the ongoing European launch. The Company expects that selling, general and administrative expenses will continue to increase in the near and long-term as the Company continues to expand the sales and marketing organizations and activities necessary to sell AVONEX(R)in additional European markets.

Income tax expense as a percent of pre-tax income for the quarters ended March 31, 1998 and 1997 was 36% and 40.5%, respectively. The effective tax rate varied from U.S. statutory rates in the current quarter primarily due to an increase in European sales and to the utilization of research and development credits. The effective rate in the first quarter of 1997 varied from U.S. statutory rates primarily due to the benefit of research and development and investment tax credits partially offset by foreign losses for which the Company received no tax benefit.

Financial Condition

At March 31, 1998, cash, cash equivalents and short term marketable securities were $65.6 million compared with $70.4 million at December 31, 1997, a decrease of $4.8 million. Working capital increased $11.1 million to $483.3 million from December 31, 1997 to March 31, 1998. Net cash provided from operating activities for the current quarter was $42.3 million compared with $5.8 million for the first quarter of 1997. Cash outflows for the current quarter included investments in property and equipment and patents of $5.9 million and $5 million under collaborative research agreements. Cash outflows from financing activities included note payable and loan repayments of $2.3 million, and repurchases of the Company's common stock at a total cost of $21.5 million. Cash inflows from financing activities included $7.3 million from common stock option and purchase plan activity.

Several legal proceedings were pending during the current quarter which involve the Company. See Note 4 of the Notes to the Condensed Consolidated Financial Statements and Part II Item 1 - Legal Proceedings. See also Item 1 Business, "Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussions of these legal proceedings.

The Company believes that existing funds and cash generated from operations are adequate to satisfy its working capital and capital expenditure requirements in the foreseeable future. However, the Company may seek to raise additional capital to take advantage of favorable conditions in the market or in connection with the Company's development activities.


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

Dependence on AVONEX(R) Sales and Royalty Revenue

The Company's ability to sustain increases in revenues and profitability will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) worldwide; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R); the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives reimbursement coverage; market acceptance of AVONEX(R) outside the United States; successful resolution of the lawsuit with Berlex related to the "McCormick" patent, which if decided in Berlex's favor could have a material adverse effect on the Company's operations; the Company's ability to sustain market share of AVONEX(R) in light of the introduction of competitive products for the treatment of multiple sclerosis; the success of ongoing development work related to AVONEX(R) in expanded multiple sclerosis indications and the continued accessibility of third parties to vial, label, and distribute

AVONEX(R) on acceptable terms. The Company also receives royalty revenues which contributes significantly to its overall profitability. The Company's ability to maintain the level of its royalty revenues will depend on: sustaining the scope and validity of existing patents; the efforts of licensees in the clinical testing and marketing of products from which the Company derives revenue; and the timing and extent of royalties from additional licensing opportunities. In addition, licensee sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs. There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patent, competition in the multiple sclerosis market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 1997 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business Competition and Marketing -AVONEX(R)(interferon beta 1a)", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations Outlook."

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

                           PART II - OTHER INFORMATION


  Item 1 - Legal Proceedings

  During the fourth quarter of 1994, a total of six class action lawsuits were initiated against Biogen and several of its directors and officers. On March 3, 1995, these cases were consolidated into a single proceeding in the United States District Court for the District of Massachusetts. On January 23, 1996, in response to motions to dismiss the entire case filed by Biogen and the named officer and director defendants, the District Court issued a Memorandum and Order, dated January 22, 1996, dismissing most of the claims asserted in the plaintiffs' Second Amended Complaint, including all claims against Biogen's outside directors. The only claims remaining in the case pertain to a statement concerning the results of the HIRULOG(R) TIMI-7 clinical trials in unstable angina. The Court did not reach a decision on the merits of these claims. On October 11, 1996, Biogen filed a motion for summary judgment in the case. On September 4, 1997, the Court denied the motion but narrowed the plaintiff class. On May 6, 1998 a jury found in favor of Biogen -- rejecting all claims against the company.


  Item 6 - Exhibits and Reports on Form 8-K

       (a)     Exhibit

               No. 27        Financial Data Schedule(for EDGAR filing purposes
                              only).

       (b)     On March 16,  1998,  the  Company  filed a report on Form 8-K to
               disclose   that  it  has   received   a   decision   from  an
               International  Chamber of Commerce  arbitration  panel in its
               dispute  with  ASTA  Medica   Aktiengesellschaft  of  Berlin,
               Germany regarding a 1989 agreement among Biogen, ASTA, and Bioferon Biochemische Substanzen GmbH & Co. Bioferon was a joint venture between Biogen and Rentschler Arzneimittel GmbH & Co. of Laupheim, Germany, which entered bankruptcy in 1993.




                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BIOGEN, INC.

  Dated:  May 7, 1998                          /s/Timothy M. Kish
         ----------------
                                          -------------------------------
                                                  Timothy M. Kish
                                            Vice President-Finance and
                                              Chief Financial Officer

  EXHIBITS


  Index to Exhibit.



           No. 27 Financial Data Schedule(for EDGAR filing purposes only).