Form 10-K/A
period 1997-12-31
BIOGEN INC
filed 1998-07-02
CIK 714655

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at February 18, 1998: $3,132,883,164 (excludes shares held by directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at February 18, 1998: 73,822,242 shares.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (3)  Exhibits


Exhibit No.       Description
-----------       -----------

(23)              Consent of Price Waterhouse LLP

(99.1)            Financial Statements for Biogen Savings Plan

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOGEN, INC.

By: /s/ Michael J. Astrue
    ------------------------------
    Michael J. Astrue
    Vice President - General Counsel

Dated  June 30, 1998

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

(23)              Consent of Price Waterhouse LLP

(99.1)            Financial Statements for Biogen Savings Plan