Form 10-Q
period 1998-06-30
BIOGEN INC
filed 1998-08-13
CIK 714655

SECURITIES AND EXCHANGE COMMISSION                Total Pages- 19
                    WASHINGTON, D.C. 20549                     Exhibit Index- 19


                          FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      JUNE 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X    No
Number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1998:

  Common Stock, par value $0.01                    73,732,655
      (Title of each class)                    (Number of Shares)







                          B I O G E N , I N C .                           Page 2
                          ----------------------


                                  INDEX


                                                                        Page No.
PART I - FINANCIAL INFORMATION

   Condensed Consolidated Statements of Income -
     Three months and six months ended June 30, 1998 and 1997 . .           3

   Condensed Consolidated Balance Sheets -
     June 30, 1998 and December 31, 1997. . . . . . . . . . . . .           4

   Condensed Consolidated Statements of Cash Flows -
     Six months ended June 30, 1998 and 1997 . . . . . . . . . . .          5

   Notes to Condensed Consolidated Financial Statements . . . .             6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations  . . . . . . . . . . . . .        10

PART II - OTHER INFORMATION                                                16



                    * * * * * * * * * * * * * * * * * *



















Note concerning trademarks:   AVONEX(R) is a registered trademark
                              of Biogen, Inc.

                              HIRULOG(R)  is a registered trademark
                              of The Medicines Company.










                                                                          Page 3

                         BIOGEN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                    (in thousands, except per share amounts)

                                         Three Months              Six Months
                                       Ended June 30,            Ended June 30,
                                   ----------------------    ------------------
                                      1998        1997          1998      1997
                                   ----------------------    ------------------
REVENUES

   Product sales . . . . . . . .    $ 87,073    $56,440      $163,173  $109,056
   Royalties . . . . . . . . . .      41,739     36,007        80,111    78,222
   Interest  . . . . . . . . . .       6,963      5,206        13,931    10,113
                                     -------     ------       -------   -------

      Total revenues . . . . . .     135,775     97,653       257,215   197,391
                                     =======     ======       =======   =======

EXPENSES

  Cost of sales. . . . . . . . .      17,171     11,444        32,044    23,188
  Research and development . . .      42,135     32,014        79,255    69,922
  Selling, general and
      administrative . . . . . .      28,481     20,960        54,484    42,124
  Other, net   . . . . . . . . .         724       (190)          770       144
                                      ------      ------       ------   -------

Total expenses . . . . . . . . .      88,511     64,228       166,553   135,378
                                     -------     ------       -------   -------

INCOME BEFORE INCOME TAXES . . .      47,264     33,425        90,662    62,013

Income taxes . . . . . . . . . .      15,815     13,477        31,442    25,055
                                     -------     ------        ------   -------

NET INCOME . . . . . . . . . . .    $ 31,449    $19,948      $ 59,220  $ 36,958
                                      ======     ======        =======  =======

BASIC EARNINGS PER SHARE . . . .    $   0.43    $  0.27       $  0.80   $  0.50
                                      ======     ======        ======    ======
DILUTED EARNINGS PER SHARE . . .    $   0.41    $  0.26       $  0.77   $  0.48
                                      ======     ======        ======    ======
SHARES USED IN CALCULATING:
  BASIC EARNINGS PER SHARE . . .      73,772     73,887        73,854    73,578
                                      ======     ======        ======    ======
DILUTED  EARNINGS PER SHARE  . .      76,764     76,248        76,809    76,546
                                      ======     ======        ======    ======




See Notes to Condensed Consolidated Financial Statements.







                                                                          Page 4
                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  June 30,1998       Dec.31,1997
                                                  (unaudited)
ASSETS
   Current assets
     Cash and cash equivalents. . . . . . . . .   $ 71,839           $ 70,358
     Marketable securities. . . . . . . . . . .    388,775            369,730
     Accounts receivable, net   . . . . . . . .     85,623             86,802
     Deferred tax asset . . . . . . . . . . . .     25,306             37,203
     Other current assets . . . . . . . . . . .     40,782             31,973
                                                   -------            -------
     Total current assets . . . . . . . . . . .    612,325            596,066
                                                   -------            -------
   Property, plant and equipment
     Cost . . . . . . . . . . . . . . . . . . .    254,053            240,513
     Less accumulated depreciation  . . . . . .     76,274             66,021
                                                   -------            -------
     Property, plant and equipment, net . . . .    177,779            174,492
                                                   -------            -------
   Other assets
     Patents, net . . . . . . . . . . . . . . .     16,105             14,935
     Marketable securities. . . . . . . . . . .     19,652             17,095
     Other  . . . . . . . . . . . . . . . . . .      7,710             11,237
                                                   -------            -------
     Total other assets. . . . . . . . . .  . .     43,467             43,267
                                                   -------            -------
                                                  $833,571           $813,825
                                                   =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable . . . . . . . . . . . . .   $ 17,842           $ 15,820
     Note payable . . . . . . . . . . . . . . .     14,559             24,817
     Current portion of long-term debt. . . . .      4,888              4,888
     Accrued expenses and other . . . . . . . .     68,287             78,358
                                                   -------            -------
     Total current liabilities. . . . . . . . .    105,576            123,883
                                                   -------            -------
   Long-term debt, less current portion             59,401             61,846
   Other long term liabilities . . . . . . . . .    15,798             15,132
   Put options . . . . . . . . . . . . . . . . .    33,335             76,671
   Commitments and contingencies . . . . . . . .

   Shareholders' equity
     Common stock  . . . . . . . . . . . . . . .       741                741
     Additional paid in capital  . . . . . . . .   511,460            516,880
     Retained earnings . . . . . . . . . . . . .   127,875             25,327
     Unrealized loss on
       marketable securities . . . . . . . . . .    (6,937)            (2,233)
     Cumulative translation adjustment . . . . .        (4)               (37)
     Treasury stock, at cost . . . . . . . . . .   (13,674)            (4,385)
                                                    -------            -------
   Total shareholders' equity  . . . . . . . . .    619,461            536,293
                                                    -------            -------
                                                   $833,571           $813,825
                                                    =======            =======

See Notes to Condensed Consolidated Financial Statements.






                                                                          Page 5

                        BIOGEN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                     Six Months Ended
                                                         June 30,
                                              --------------------------------
                                                    1998          1997
                                              --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income. . . . . . . . . . . . . . . .      $ 59,220    $  36,958
   Adjustments to reconcile net income
    to net cash provided from
    operating activities:
    Depreciation and amortization . . . . . .       11,630        9,071
    Deferred income taxes . . . . . . . . . .       13,208         (318)
    Other . . . . . . . . . . . . . . . . . .           23        2,550
    Changes in:
     Accounts receivable  . . . . . . . . . .        1,179      (16,855)
     Other current and other assets . . . . .       (9,372)      (9,590)
     Accounts payable, accrued expenses and
      other current and long term
      liabilities . . . . . . . . . . . . . .       (7,383)      (3,571)
                                                   -------      -------
   Net cash provided from operating
    activities. . . . . . . . . . . . . . . .       68,505       18,245
                                                   -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities . . . .     (350,035)    (217,012)
   Proceeds from sales and maturities of
     marketable securities. . . . . . . . . .      331,810      192,804
   Investment in collaborative partners . . .       (5,000)     (11,000)
   Acquisitions of property and equipment . .      (13,113)     (13,461)
   Additions to patents . . . . . . . . . . .       (2,974)      (3,562)
                                                  --------      -------
     Net cash used by investing activities. .      (39,312)     (52,231)
                                                  --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of note payable . . . . . . . .      (10,258)           -
   Proceeds from issuance of long-term debt .            -        4,545
   Payments of long-term deb  . . . . . . . .       (2,445)      (1,639)
   Purchases of treasury stock  . . . . . . .      (28,800)         -
   Tax benefit related to stock options . . .        4,723       21,001
   Issuance of common stock and option
     exercises. . . . . . . . . . . . . . . .        9,068       21,297
                                                  --------      -------
     Net cash (used by) provided from financing
     activities . . . . . . . . . . . . . . .      (27,712)      45,204
                                                   -------     --------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . .        1,481       11,218

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD . . . . . . . . . . . .       70,358       62,032
                                                   -------      --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD  . . . . . . . . . . . . . .      $ 71,839    $  73,250
                                                   =======      ========

See Notes to Condensed Consolidated Financial Statements.

                                                                          Page 6
                          BIOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the six months ended June 30, 1997 have been reclassified to conform to the current period presentation.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards Number 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company adopted SFAS 130 and SFAS 131 on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive income for the three months and six months ended June 30, 1998 was $25.5 million and $54.5 million, respectively. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements.

      On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its financial position or results of operations.

Below is a summary of the shares used in calculating basic and diluted earnings per share (in thousands):

                            Three Months Ended     Six Months Ended
                                June 30,               June 30,
                         ---------------------    ---------------------------
                            1998       1997       1998         1997
                         ---------    --------   -----------   --------------
Weighted average number
 of shares of common
 stock outstanding . . .    73,772     73,887      73,854       73,578
Dilutive stock options..     2,992      2,361       2,955        2,968
                            ------     ------      ------       ------
hares used in
 calculating diluted
 earnings per share. . .    76,764     76,248      76,809       76,546
                            ======     ======      ======       ======


2. As of June 30, 1998, the Company had $20.0 million outstanding under a term loan secured by a laboratory and office building in Cambridge, Massachusetts. Principal payments of $833,000 are due semi-annually through 2004 with the balance due on May 8, 2005.

      As of June 30, 1998, the Company had $44.3 million outstanding under a loan agreement with a bank for financing the construction of the Company's biological manufacturing facility in North Carolina (the AConstruction Loan@). The Construction Loan is secured by the facility. Payments of $805,000 are due quarterly through 2006 with the balance due on March 31, 2007.

      Terms  of  the  loan  agreements  include  various  covenants,   including
      financial covenants, which require the Company to maintain minimum net worth, cash flow and various financial ratios.

3. Inventories, which are included in other current assets, are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed. Inventories, net of applicable reserves and allowances, at June 30, 1998 and December 31, 1997 are as follows:

                                         (In Thousands)
                              June 30, 1998        December 31, 1997
                             ------------------   -------------------

          Raw materials          $ 3,685               $ 4,957
          Work in process         17,743                 8,132
          Finished goods           8,816                 9,870
                                  ------                ------
                                 $30,244               $22,959
                                  ======                ======

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

    In June 1996, ASTA Medica Aktiengesellschaft ("ASTA") filed for arbitration against Biogen with the International Chamber of Commerce ("ICC") in connection with a dispute with Biogen regarding a License, Development and Supply Agreement, dated May 30, 1989 (the "1989 Agreement"), among Biogen, ASTA and Bioferon Biochemische Substanzen GmbH & Co ("Bioferon"). Bioferon was a joint venture between Biogen and Rentschler Arzneimittel GmbH & Co. of Laupheim, Germany, which entered bankruptcy in 1993. In the proceeding, ASTA had asked for a determination that Biogen could not terminate the 1989 Agreement as to ASTA solely as a result of Bioferon's bankruptcy and a further determination that Biogen was required to supply ASTA with recombinant beta interferon. On March 13, 1998, the ICC arbitration panel ruled that, as between Biogen and ASTA, the 1989 Agreement was not terminated as a result of the bankruptcy of Bioferon, but that Biogen was not required to perform Bioferon's obligations under the 1989 Agreement and, as a result, had no obligation to supply recombinant beta interferon to ASTA. Under the 1989 Agreement, ASTA was granted an exclusive license for a number of European countries to certain intellectual property relating to recombinant beta interferon, including Biogen's European Fiers patent which has since been revoked by the European Patent Office. In light of the panel's decision, Biogen has notified ASTA that it was terminating the 1989 Agreement based on ASTA's conduct and failure to perform. On March 19, 1998, ASTA notified Biogen that it deemed Biogen's termination of the 1989 Agreement to be invalid. On or about May 14, 1998, ASTA filed a complaint against Biogen in the United States District Court for the District of Massachusetts seeking enforcement of the arbitration decision, injunctive relief, damages, relief pursuant to the Massachusetts Consumer Protection Act (Mass. Gen L. ch. 93A) and other relief arising out of additional tort and contract claims. ASTA alleges that Biogen's termination of the 1989 Agreement based on ASTA's conduct is invalid and that ASTA is Biogen's exclusive licensee of recombinant beta interferon in the territories specified in the 1989 Agreement. To date, ASTA has not served Biogen with the complaint in this case. If served, Biogen intends to vigorously defend the lawsuit.

    On May 6, 1998, a jury found in favor of the Company and rejected all of the plaintiff's claims in a class action lawsuit initiated against the Company in 1994 in the United States District Court for the District of Massachusetts. The plaintiffs' claims in the lawsuit related to the Company's 1994 public comments regarding HIRULOG(R) (bivalirudin) direct thrombin inhibitor.

    On or about July 17, 1998, Biogen received a letter demanding relief pursuant to the Massachusetts Consumer Protection Act (Mass. Gen. L. ch.
    93A) on  behalf  of  an  alleged   class  of  persons   who  have  filled
    prescriptions at pharmacies owned and/or operated by CVS Pharmacy, Inc. The demand purports to be made in connection with litigation filed against CVS and others in the Massachusetts Superior Court styled Weld v. CVS Pharmacy, Inc., et al. Civil Action No. 98-0897-F. Biogen understands that the Weld plaintiffs filed an amended complaint on or about July 15, 1998, naming Biogen (and other major pharmaceutical manufacturers) as additional defendants. Plaintiffs have yet to serve this amended complaint on Biogen. In pertinent part, the demand seeks unspecified monetary and equitable relief from Biogen on account of Biogen's alleged participation in a direct mailing program to CVS customers. Plaintiffs claim that this alleged program violates these customers' statutory and common law rights to privacy as well as Chapter 93A. Biogen disputes the claims raised in the demand letter, and intends to vigorously oppose any subsequent legal action that may be taken in connection with the demand letter. If served, Biogen also intends to vigorously oppose the claims asserted in the Weld action.

5. Income tax expense as a percent of pre-tax income for the quarters ended June 30, 1998 and 1997 was 33.5% and 40.3%, respectively. The effective tax rate varied from U.S. statutory rates in the current quarter primarily due to an increase in European sales and to the utilization of research and development credits. The effective tax rate varied from U.S. statutory rates in the comparable period of 1997 primarily due to the benefit of research and development and investment tax credits partially offset by foreign losses for which the Company received no tax benefit.

                          BIOGEN, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

Biogen, Inc. (the ACompany@ or ABiogen@) is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of AVONEX(R) (Interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis ("MS")and from royalties on worldwide sales by the Company=s licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B vaccines and diagnostic products.

Results of Operations

For the quarter ended June 30, 1998, the Company reported net income of $31.4 million or $0.41 per diluted share as compared to $19.9 million or $0.26 per diluted share for the comparable period of 1997. For the six months ended June 30, 1998, the Company recorded net income of $59.2 million or $0.77 per diluted share as compared to $37 million or $0.48 per diluted share for the comparable period of 1997.

Total revenues for the current quarter were $135.8 million, as compared to $97.7 million in the quarter ended June 30, 1997, an increase of $38.1 million or 39%. The increase in total revenues was primarily due to increased sales of the Company=s product AVONEX(R). Product sales for the current quarter were $87.1 million compared to $56.4 million for the comparable period in 1997, an increase of $30.7 million or 54.4%. The growth in 1998 was due to an increase in the sales volume of AVONEX(R)in the United States as well as expansion into several new countries in the European Union ("EU"). In March 1997, the Company received regulatory approval to market AVONEX(R) in the fifteen member countries of the EU. By the end of 1997, AVONEX(R) had received reimbursement approval and was on the market in all of the EU countries. In addition, in April 1998, the Company received approval to market AVONEX(R) in Canada. AVONEX(R) sales outside of the United States were approximately $19 million in the current quarter as compared to approximately $3 million in the comparable period of 1997. Revenues from royalties for the current quarter were $41.7 million as compared to $36 million for the comparable period of 1997, an increase of $5.7 million or 15.8%, primarily as a result of an increase in alpha interferon sales by
Schering-Plough Corporation ("Schering-Plough")as well as an increase in royalties on sales of Hepatitis B vaccines sold by SmithKline and Merck. In May 1998, the Company and Schering Corporation, a subsidiary of Schering-Plough, amended the terms of the license agreement under which Schering-Plough pays the Company royalties on worldwide sales of Schering-Plough's alpha interferon product, Intron(R) A. Under the terms of the amendment, Schering-Plough acquired Biogen's patent application and agreed to pay certain sums on U.S. sales of Intron(R) A from July 2002 until expiration of the alpha interferon patent expected to be issued to F.Hoffman-LaRoche, Inc. and Genentech Inc., which was the subject of a lawsuit filed by the Company. The lawsuit has been settled.

Total revenues for the six months ended June 30, 1998 were $257.2 million as compared to $197.4 million in the comparable period of 1997, an increase of $59.8 million or 30.3%, primarily due to increased sales of

AVONEX(R). Revenues from product sales for the six-month period ended June 30, 1998 increased $54.1 million or 49.6% to $163.2 million, or 63.5% of total revenues, compared to $109.1 million, or 55.3% of total revenues, in the comparable period of 1997. Royalties during the six months ended June 30, 1998 increased $1.9 million, or 2.4% from the comparable period of 1997 to $80.1 million.

The Company expects product sales as a percentage of total revenues to continue to increase in the near term as the Company continues to market AVONEX(R) worldwide, and expects sales from AVONEX(R) in Europe to continue to increase as a percentage of total product sales. The Company, however, expects to face increasing competition in the MS marketplace from existing and new MS treatments. In the near term, the Company expects overall sales of licensee products and royalty revenues to fluctuate depending on changes in sales volumes for specific products, patent expirations, new licensing arrangements, if any, or other developments. Licensee sales levels may also fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs.

Interest income for the current quarter was $7.0 million, an increase of $1.8 million or 34.6% as compared to $5.2 million in the comparable period of 1997. For the six months ended June 30, 1998, interest income was $13.9 million compared to $10.1 million in the comparable period of 1997, an increase of $3.8 million or 37.6%. The increase in interest income is primarily a result of increased funds invested.

Total expenses for the current quarter were $88.5 million as compared to $64.2 million in the quarter ended June 30, 1997, an increase of $24.3 million or 37.9%. Cost of sales in the current quarter totaled $17.2 million, an increase of $5.8 million from the quarter ended June 30, 1997. Cost of sales in the current quarter includes product costs relating to sales of AVONEX(R) of $13.9 million compared to $8.8 million in the quarter ended June 30, 1997. Gross margins for product sales remained flat at approximately 84% for both the current quarter and the comparable period of 1997. Cost of sales relating to royalty revenue for the current quarter was $3.3 million as compared to $2.6 million in the comparable period of 1997. Gross margins on royalty revenue declined slightly to 92.1% for the current quarter as compared to 92.8% for the comparable period of 1997. The Company expects that gross margins on royalty revenue will fluctuate in the future based on the impact of one-time royalty and milestone payments.

Research and development expenses for the current quarter were $42.1 million, an increase of $10.1 million or 31.6% as compared to the quarter ended June 30, 1997. This increase was primarily due to an increase in clinical trial costs and an increase in the Company=s development efforts related to other research and development programs in its pipeline. The Company expects that, in the long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products and as it conducts clinical trials of these products. Selling, general and administrative expenses for the current quarter were $28.5 million, an increase of $7.5 million or 35.7% as compared to the quarter ended June 30, 1997. This increase was primarily due to higher selling and marketing expenses related to sales of AVONEX(R), principally in support of the ongoing European launch and higher legal costs. The Company expects that selling, general and administrative expenses will increase in the near and long-term as the
                                                                         Page 12

Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(R) worldwide.

Total expenses for the six-month period ended June 30, 1998 were $166.6 million as compared to $135.4 million in the comparable period of 1997, an increase of $31.2 million or 23%. Cost of sales for the six months ended June 30, 1998 were $32 million as compared to $23.2 million in the comparable period of 1997, an increase of $8.8 million or 37.9%. Cost of sales for the six months ended June 30, 1998 and 1997 included $26 million and $16.6 million, respectively, of product costs related to the sales of AVONEX(R). Gross margins for product sales decreased slightly to 84.1% for the six months ended June 30, 1998 as compared to 84.8% for the comparable period of 1997. Cost of sales relating to royalty revenue decreased $0.6 million to $6 million for the six months ended June 30, 1998 as compared to $6.6 million for the comparable period of 1997. Gross margins on royalty revenue increased slightly to 92.5% for the six months ended June 30, 1998 as compared to 91.6% for the comparable period of 1997.

Research and development expenses for the current six-month period were $79.3 million as compared to $69.9 million in the comparable period of 1997. Included in research and development expenses for the six months ended June 30, 1997 was a one-time license fee of $5 million to CV Therapeutics, Inc. Excluding the one-time license fee, research and development expenses for the six months ended June 30, 1998, increased $14.4 million or 22.2% from the comparable period of 1997. This increase was primarily due to an increase in clinical trial costs and an increase in the Company's development efforts related to other research and development programs in its pipeline. Selling, general and administrative expenses for the six-month period ended June 30, 1998 were $54.5 million as compared to $42.1 million in the comparable period of 1997, an increase of $12.4 million or 29.5%. This increase was primarily due to the higher selling and marketing expenses related to sales of AVONEX(R), primarily in Europe, and higher legal fees.

Income tax expense as a percent of pre-tax income for the quarters ended June 30, 1998 and 1997 was 33.5% and 40.3%, respectively. The effective tax rate varied from U.S. statutory rates in the current quarter primarily due to an increase in European sales and to the utilization of research and development credits. The effective tax rate in the comparable period of 1997 varied from U.S. statutory rates primarily due to the benefit of research and development and investment tax credits offset by foreign losses for which the Company received no tax benefit. The Company=s effective tax rate for the six months ended June 30, 1998 was 34.7%, and is expected to continue at or near this level for the remainder of 1998.

Financial Condition

At June 30, 1998, cash, cash equivalents and short term marketable securities were $460.6 million compared with $440.1 million at December 31, 1997, an increase of $20.5 million. Working capital increased $34.6 million to $506.7 million from December 31, 1997 to June 30, 1998. Net cash provided from operating activities for the six-month period ended June 30, 1998 was $68.5 million, compared with $18.2 million in the comparable period of 1997. Cash outflows for the six months ended June 30, 1998, included investments in property and equipment and patents of $16.1 million and $5 million related to research collaboration agreements. Cash outflows from financing activities included note payable and loan repayments of $12.7 million and repurchases of the Company's common stock at a total cost of $28.8 million. Cash inflows from financing activities included $13.8 million from common stock option and purchase plan activity, including tax benefits related to stock options.

Several legal proceedings were pending during the current quarter which involve the Company. See Note 4 of the Notes to the Condensed Consolidated Financial Statements and Part II Item 1 - Legal Proceedings. See also Item 1 - Business, APatents and Other Proprietary Rights@ of the Company=s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussions of these legal proceedings.

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

Outlook

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future royalty revenues, product sales, expenses and profits and predictions as to the anticipated outcome of pending litigation. These and all other forward-looking statements are made based on the Company=s current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from the Company=s expectations and which could negatively impact the Company=s results of operations are discussed below and elsewhere in this Management=s Discussion and Analysis of Financial Condition and Results of Operations.

Dependence on AVONEX(R) Sales and Royalty Revenue

The Company's ability to sustain increases in revenues and profitability will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) worldwide; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R); the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives reimbursement coverage; market acceptance of AVONEX(R) outside the United States; successful resolution of the lawsuit with Berlex related to the "McCormick" patent, which if decided in Berlex's favor could have a material adverse effect on the Company's financial position and results of operations; the Company's ability to sustain market share of AVONEX(R) in light of the introduction of competitive products for the treatment of multiple sclerosis; the success of ongoing development work related to AVONEX(R) in expanded multiple sclerosis indications and the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms. The Company also receives royalty revenues which contribute significantly to its overall profitability. The Company's ability to maintain the level of its royalty revenues will depend on a number of factors, including: sustaining the scope and validity of existing patents; the efforts of licensees in the clinical testing and marketing of products from which the Company derives revenue; and the timing and extent of royalties from additional licensing opportunities. In addition, licensee sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs. There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patent, competition in the multiple sclerosis market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 1997 under the headings "Business - Risks Associated with Drug

Development", "Business - Patents and Other Proprietary Rights", "Business - Competition and Marketing -AVONEX(R)(interferon beta-1a)", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."


New Products

AVONEX(R) is currently the only product sold by the Company. The Company=s long-term viability and growth will depend on the successful development and commercialization of other products from its research activities and collaborations. The Company has begun to expand its development efforts related to other potential products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third party technologies or products or other types of investments. Product development involves a high degree of risk. Many important factors affect the Company=s ability to successfully develop and commercialize drugs, including the ability to obtain and maintain necessary patents and licenses, to demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process, to meet applicable regulatory standards and to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products successfully. There can be no assurance that the Company will be successful in its efforts to develop and commercialize new products.

































                                                                         Page 16
                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

On May 6, 1998, a jury found in favor of the Company and rejected all of the plaintiff's claims in a class action lawsuit initiated against the Company in 1994 in the United States District Court for the District of Massachusetts. The plaintiffs' claims in the lawsuit related to the Company's 1994 public comments regarding HIRULOG(R) (bivalirudin) direct thrombin inhibitor.

On or about July 17, 1998, Biogen received a letter demanding relief pursuant to the Massachusetts Consumer Protection Act (Mass. Gen. L. ch. 93A) on behalf of an alleged class of persons who have filled prescriptions at pharmacies owned and/or operated by CVS Pharmacy, Inc. The demand purports to be made in connection with litigation filed against CVS and others in the Massachusetts Superior Court styled Weld v. CVS Pharmacy, Inc., et al. Civil Action No. 98-0897-F. Biogen understands that the Weld plaintiffs filed an amended complaint on or about July 15, 1998, naming Biogen (and other major pharmaceutical manufacturers) as additional defendants. Plaintiffs have yet to serve this amended complaint on Biogen. In pertinent part, the demand seeks unspecified monetary and equitable relief from Biogen on account of Biogen's alleged participation in a direct mailing program to CVS customers. Plaintiffs claim that this alleged program violates these customers' statutory and common law rights to privacy as well as Chapter 93A. Biogen disputes the claims raised in the demand letter, and intends to vigorously oppose any subsequent legal action that may be taken in connection with the demand letter. If served, Biogen also intends to vigorously oppose the claims asserted in the Weld action.

In June 1996, ASTA Medica Aktiengesellschaft ("ASTA") filed for arbitration against Biogen with the International Chamber of Commerce ("ICC") in connection with a dispute with Biogen regarding a License, Development and Supply Agreement, dated May 30, 1989 (the "1989 Agreement"), among Biogen, ASTA and Bioferon Biochemische Substanzen GmbH & Co ("Bioferon"). Bioferon was a joint venture between Biogen and Rentschler Arzneimittel GmbH & Co. of Laupheim, Germany, which entered bankruptcy in 1993. In the proceeding, ASTA had asked for a determination that Biogen could not terminate the 1989 Agreement as to ASTA solely as a result of Bioferon's bankruptcy and a further determination that Biogen was required to supply ASTA with recombinant beta interferon. On March 13, 1998, the ICC arbitration panel ruled that, as between Biogen and ASTA, the 1989 Agreement was not terminated as a result of the bankruptcy of Bioferon, but that Biogen was not required to perform Bioferon's obligations under the 1989 Agreement and, as a result, had no obligation to supply recombinant beta interferon to ASTA. Under the 1989 Agreement, ASTA was granted an exclusive license for a number of European countries to certain intellectual property relating to recombinant beta interferon, including Biogen's European Fiers patent which has since been revoked by the European Patent Office. In light of the panel's decision, Biogen notified ASTA that it was terminating the 1989 Agreement based on ASTA's conduct and failure to perform. On March 19, 1998, ASTA notified Biogen that it deemed Biogen's termination of the 1989 Agreement to be invalid. On or about May 14, 1998, ASTA filed a complaint against Biogen in the United States District Court for the District of Massachusetts seeking enforcement of the arbitration decision,




                                                                         Page 17

injunctive relief, damages, relief pursuant to the Massachusetts Consumer Protection Act (Mass. Gen L. ch. 93A) and other relief arising out of additional tort and contract claims. ASTA alleges that Biogen's termination of the 1989 Agreement based on ASTA's conduct is invalid and that ASTA is Biogen's exclusive licensee of recombinant beta interferon in the territories specified in the 1989 Agreement. To date, ASTA has not served Biogen with the complaint in this case. If served, Biogen intends to vigorously defend the lawsuit.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of stockholders of Biogen, Inc. on June 19, 1998.

         (b)      Not applicable.

         (c) A proposal to elect Alan Belzer, Dr. Mary L. Good, Dr. Kenneth Murray and James W. Stevens to serve for three year terms ending in 2001 and until their successors are duly elected and qualified was approved with the following vote:


                  Nominee                    For           Authority Withheld
                  ------------------    ---------------  ---------------------
                  Alan Belzer             55,661,193            222,728
                  Mary L. Good            55,655,853            228,068
                  Kenneth Murray          55,743,926            139,995
                  James W. Stevens        55,681,831            202,090

                  A proposal to ratify the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal
                  year ending   December  31,  1998  was  approved  with
                  55,760,281 affirmative votes, 39,934 negative votes, 83,706 abstentions and 0 broker non-votes.

          (d)     Not applicable.



Item 5 - Other Information

To be considered for inclusion in the proxy statement relating to the Annual Meeting of stockholders to be held in 1999, stockholder proposals must be received no later than January 8, 1999. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than 60 days, but not more than 90 days, prior to the Annual Meeting. All stockholder proposals should be marked for the attention of the Vice President-General Counsel, Biogen, Inc., 14 Cambridge Center, Cambridge, MA 02142.











                                                                         Page 18

Item 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 No. 27Financial Data Schedule (for EDGAR filing purposes only).

         (b) On April 8, 1998, the Company filed a report on Form 8-K disclosing the issuance of 3,350 shares of its Common Stock under Regulation S of the Securities Act of 1933.

                 On May 7, 1998, the Company filed a report on Form 8-K to disclose a decision by the U.S. Federal District Court for the District of Massachusetts in connection with a class action suit relating to the Company's 1994 public comments about HIRULOG(R) (bivalirudin) direct thrombin inhibitor. The jury rejected all claims made by the plaintiffs against the Company.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOGEN, INC.

Dated: August 13, 1998                         /s/Timothy M. Kish
                                        ----------------------------------
                                                Timothy M. Kish
                                          Vice President-Finance and
                                            Chief Financial Officer

                                                                         Page 19
                           PART II - OTHER INFORMATION

EXHIBITS


Index to Exhibit.


  No. 10.1.1           Agreement and Amendment between the Company and Schering
                       Corporation dated May 1, 1998.*

  No. 10.1.2           1985 Non-Qualified Stock Option Plan, as amended through
                       June 20, 1998 and restated.

  No. 10.1.3           1982 Incentive Stock Option Plan, as amended through
                       June 20, 1998 and restated.

  No. 27               Financial Data Schedule (for EDGAR filing purposes only).





         *Confidential  treatment  requested  as  to  certain  portions,   which
         portions are omitted and filed separately with the Securities and Exchange Commission.