Form 10-Q
period 1998-09-30
BIOGEN INC
filed 1998-11-04
CIK 714655

SECURITIES AND EXCHANGE COMMISSION Total Pages - 19
                   WASHINGTON, D.C. 20549 Exhibit Index - 19
                  -------------------------------------------

                                   FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended         September 30, 1998
                               ------------------------------------------

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from ___________________ to ______________________


                         Commission File Number 0-12042


                                  BIOGEN, INC.


             (Exact name of registrant as specified in its charter)

          Massachusetts                                04-3002117
---------------------------------------  -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

14 Cambridge Center, Cambridge, MA                         02142
---------------------------------------  -------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:             (617)679-2000

Former name, former address and former fiscal year, if changed since last report: Not Applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X______              No ___________


Number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 1998:

Common Stock, par value $0.01                               73,599,511
---------------------------------     ---------------------------------------
     (Title of each class)                              Number of Shares


                                                                        Page 2

                                  BIOGEN, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                        Page No.

   Condensed Consolidated Statements of Income -
      Three months and nine months ended
      September 30, 1998 and 1997 . . . . . . . . . . . . . .             3

   Condensed Consolidated Balance Sheets -
      September 30, 1998 and December 31, 1997 . . . . . . . .            4

   Condensed Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1998 and 1997 . . . . .             5

   Notes to Condensed Consolidated Financial Statements . . .             6

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations   . . . . . . . . .            10


PART II - OTHER INFORMATION                                              17


                  *********************************************



Note concerning trademarks:  AVONEX(R) is a registered trademark of
                             Biogen, Inc.



                                                                        Page 3

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                           Three Months Ended              Nine Months Ended
                             September 30,                   September 30,
                          -------------------------     -----------------------
                            1998         1997             1998          1997
                          ----------  -----------      -----------   ----------
REVENUES

   Product sales . . . .  $107,492    $ 60,413         $270,665       $169,469
   Royalties . . . . . .    38,412      40,200          118,523        118,422
   Interest. . . . . . .     7,033       5,588           20,964         15,701
                           -------     -------          -------        -------
     Total revenues. . .   152,937     106,201          410,152        303,592
                           =======     =======          =======        =======
EXPENSES

   Cost of sales . . . .    19,513      12,498           51,557         35,686
   Research and
     development . . . .    49,083      37,040          128,338        106,962
   Selling, general and
     administrative. . .    27,011      22,649           81,495         64,773
   Other, net. . . . . .     1,348         (71)           2,118             73
                           -------     -------          -------        -------
Total expenses . . . . .    96,955      72,116          263,508        207,494
                           -------     -------          -------        -------
INCOME BEFORE INCOME
   TAXES                    55,982      34,085          146,644         96,098

Income taxes . . . . . .    18,417      13,600           49,859         38,655
                           -------     -------          -------        -------
NET INCOME . . . . . . .  $ 37,565    $ 20,485         $ 96,785       $ 57,443
                           =======     =======          =======        =======
BASIC EARNINGS PER
   SHARE                  $   0.51    $   0.28         $   1.31       $   0.78
                           =======     =======          =======        =======
DILUTED EARNINGS PER
   SHARE . . . . . . . .  $   0.49    $   0.27         $   1.26       $   0.75
                           =======     =======          =======        =======
SHARES USED IN
   CALCULATING:
   BASIC EARNINGS PER
   SHARE . . . . . . . .    73,782      74,003           73,830         73,720
                           =======     =======          =======        =======
   DILUTED EARNINGS PER
   SHARE . . . . . . . .    77,258      76,571           76,959         76,554
                           =======     =======          =======        =======

See Notes to Condensed Consolidated Financial Statements.


                                                                        Page 4

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                        September 30, 1998    December 31, 1997
                                      ---------------------  ------------------
                                            (unaudited)
ASSETS
 Current assets
   Cash and cash equivalents . . . .        $ 94,158              $ 70,358
   Marketable securities . . . . . .         410,602               369,730
   Accounts receivable, net. . . . .          90,175                86,802
   Deferred tax asset. . . . . . . .          32,484                37,203
   Other current assets  . . . . . .          43,990                31,973
                                             -------               -------
   Total current assets. . . . . . .         671,409               596,066
                                             -------               -------
 Property, plant and equipment
   Cost. . . . . . . . . . . . . . .         259,938               240,513
   Less accumulated depreciation . .          81,260                66,021
                                             -------               -------
   Property, plant and equipment, net        178,678               174,492
                                             -------               -------
 Other assets
   Patents, net. . . . . . . . . . .          16,068                14,935
   Marketable securities . . . . . .          14,869                17,095
   Other . . . . . . . . . . . . . .           7,527                11,237
                                             -------               -------
   Total other assets. . . . . . . .          38,464                43,267
                                             -------               -------
                                            $888,551              $813,825
                                             =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable. . . . . . . . .      $ 17,515               $15,820
     Note payable. . . . . . . . . . .        18,752                24,817
     Current portion of long-term debt         4,888                 4,888
     Accrued expenses and other. . . .        90,416                78,358
                                             -------               -------
     Total current liabilities . . . .       131,571               123,883
                                             -------               -------
   Long-term debt, less current
     portion . . . . . . . . . . . . .        58,596                61,846
   Other long term liabilities. . . .         16,248                15,132
   Put options. . . . . . . . . . . .         13,334                76,671
   Commitments and contigencies . . .             --                    --

   Shareholders' equity
     Common stock. . . . . . . . . . .           741                   741
     Additional paid in capital. . . .       506,812               516,880
     Retained earnings . . . . . . . .       185,441                25,327
     Unrealized loss on
        marketable securities . . . . .       (6,975)               (2,233)
     Cumulative translation adjustment           264                (   37)
     Treasury stock, at cost . . . . .       (17,481)               (4,385)
                                             -------               -------
   Total shareholders' equity . . . .        668,802               536,293
                                             -------               -------
                                            $888,551              $813,825
                                             =======               =======

See Notes to Condensed Consolidated Financial Statements.


                                                                        Page 5

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                         1998       1997
                                                     ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income. . . . . . . . . . . . . . . .          $ 96,785    $ 57,443
   Adjustments to reconcile net income
     to net cash provided from
     operating activities:
     Depreciation and amortization. . . . . .           17,980      13,615
     Deferred income taxes. . . . . . . . . .           11,484      31,084
     Other. . . . . . . . . . . . . . . . . .              552     (19,563)
     Changes in:
       Accounts receivable . . . . . . . . . .          (3,373)    (16,350)
       Other current and other assets. . . . .         (12,469)     (8,595)
       Accounts payable, accrued expenses
         and other current and long term
         liabilities. . . . . . . . . . . . . .         14,869       9,982
                                                       -------    --------
   Net cash provided from operating
     activities . . . . . . . . . . . . . . .          125,828      67,616
                                                       -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities. . . .          (398,668)   (349,255)
   Proceeds from sales and maturities of
     marketable securities. . . . . . . . . .          357,925     274,793
   Investment in collaborative partners. . .            (5,000)    (11,000)
   Acquisitions of property and equipment. .           (19,473)    (20,878)
   Additions to patents. . . . . . . . . . .            (3,854)     (6,670)
                                                       -------    --------
     Net cash used by investing activities. .          (69,070)   (113,010)
                                                       -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of note payable. . . . . . . .            (6,065)         --
   Proceeds from issuance of long-term debt.                --       4,545
   Payments of long-term debt. . . . . . . .            (3,250)     (2,444)
   Purchases of treasury stock . . . . . . .           (50,850)         --
   Tax benefit related to stock options. . .            10,642      21,747
   Issuance of common stock and option
     exercises. . . . . . . . . . . . . . . .           16,565      22,088
                                                       -------    --------
     Net cash (used by) provided from financing
     activities . . . . . . . . . . . . . . .          (32,958)     45,936
                                                       -------    --------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS . . . . . . . . . . . .           23,800         542

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD. . . . . . . . . . .           70,358      62,032
                                                       -------    --------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD. . . . . . . . . . . . . .         $ 94,158   $  62,574
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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the nine months ended September 30, 1997 have been reclassified to conform to the current period presentation.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards Number 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company adopted SFAS 130 and SFAS 131 on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. Comprehensive income for the three months and nine months ended September 30, 1998 was $37.8 million and $92.3 million, respectively. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements.

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS 133 in the fourth quarter of 1998. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company expects that the impact of the adoption of SFAS 133 will not have a material impact on its financial position or results of operations.

Below is summary of the shares used in calculating basic and diluted earnings per share (in thousands):

                                Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                              -----------------------     ---------------------
                                 1998        1997            1998       1997
                             ----------   -----------     ----------  ---------
Weighted average number
   of shares of common
   stock outstanding  . . .     73,782       74,003         73,830     73,720
Dilutive stock options           3,476        2,568          3,129      2,834
                               -------       ------         ------     ------
Shares used in
   calculating diluted
   earnings per share . . .     77,258       76,571         76,959     76,554
                               =======       ======         ======     ======


2. As of September 30, 1998, the Company had $20.0 million outstanding under a term loan secured by a laboratory and office building in Cambridge, Massachusetts. Principal payments of $833,000 are due semi-annually through 2004 with the balance due on May 8, 2005.

         As of September 30, 1998, the Company had $43.5 million outstanding under a loan agreement with a bank for financing the construction of the Company's biological manufacturing facility in North Carolina (the "Construction Loan"). The Construction Loan is secured by the facility. Payments of $805,000 are due quarterly through 2006 with the balance due on March 31, 2007.

         Terms of the loan agreements include various covenants, including financial covenants, which require the Company to maintain minimum net worth, cash flow and various financial ratios.


3. Inventories, which are included in other current assets, are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed. Inventories, net of applicable reserves and allowances, are as follows:

                                               (In Thousands)
                                September 30, 1998          December 31, 1997
                            -------------------------      -------------------

Raw materials                        $ 4,010                      $ 4,957
Work in process                       18,138                        8,132
Finished goods                        11,400                        9,870
                                      ------                       ------
                                     $33,548                      $22,959
                                      ======                       ======

4. On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of
         Berlex's   "McCormick"   patent  in  the  United  States  in  the
         production  of  Biogen's  AVONEX(R)   (Interferon   beta-la).  In
         November 1996, Berlex's New Jersey action was transferred to the U.S. District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgement action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent. On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex seeks a judgement granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to Berlex claims; however, the ultimate outcome is not determinable at this time. A trial is not expected before late 1999.

         On October 14, 1998, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the "Rentschler patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosolated molecule. While Biogen believes that the patent will be revoked, if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial position.

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

         On March 19,  1998,  ASTA notified  Biogen  that  it  deemed  Biogen's termination of the 1989 Agreement to be invalid. On or about May 14, 1998, ASTA filed a complaint against Biogen in the United
         States  District Court for the District  of  Massachuetts   seeking
         enforcement  of  the  arbitration decision,   injunctive   relief,
         damages, relief pursuant to the Massachusetts Consumer Protection Act (Mass. Gen L. ch. 93A) and other relief arising out of additional tort and contract claims. ASTA alleges that Biogen's termination of the 1989 Agreement based on ASTA's conduct is invalid and that ASTA is Biogen's exclusive licensee of recombinant beta interferon in the territories specified in the 1989 Agreement. Biogen intends to vigorously defend the lawsuit. The Company believes that it has meritorious defenses to ASTA's claim, and given these defenses, the Company does not believe the ultimate outcome of this proceeding will have a material adverse effect on the financial position or results of operations of the Company.

         On or about July 17, 1998, Biogen received a letter demanding relief pursuant to the Massachusetts Consumer Protection Act (Mass. Gen. L. ch. 93A) on behalf of an alleged class of persons who have filled prescriptions at pharmacies owned and/or operated by CVS Pharmacy, Inc. The demand purports to be made in connection with litigation filed against CVS and others in the Massachusetts Superior Court styled Weld
         v. CVS Pharmacy, Inc., et al. Civil Action No. 98-0897-F. On or about July 15, 1998, the Weld plaintiffs filed an amended complaint naming Biogen (and other major pharmaceutical manufacturers) as additional defendants in the lawsuit. The plaintiffs seek unspecified monetary and equitable relief from Biogen on account of Biogen's alleged participation in a direct mailing program to CVS customers using a third party company, Elensys Care Services, Inc. Plaintiffs claim that this alleged program violates the CVS customers' statutory and common law rights to privacy as well as Chapter 93A. Biogen disputes the claims raised by the plaintiffs and intends to vigorously defend the lawsuit. The Company believes that it has meritorious defenses to this claim. The Company does not believe the ultimate outcome of this proceeding will have a material effect on the financial position or results of operations of the Company.

5. Income tax expense as a percent of pre-tax income for the quarters ended September 30, 1998 and 1997 was 32.9% and 39.9%, respectively. The effective tax rate varied from U.S. statutory rates in the current quarter primarily due to an increase in European sales and to the utilization of research and development credits. The effective tax rate varied from U.S. statutory rates in the comparable period of 1997 primarily due to the benefit of research and development and investment tax credits partially offset by foreign losses for which the Company received no tax benefit. The Company's effective tax rate for the nine months ended September 30, 1998 was 34.0%, and is expected to continue at or near this level for the remainder of 1998.

                          BIOGEN, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

Biogen, Inc. (the "Company" or "Biogen") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of AVONEX(R) (Interferon beta-la) for the treatment of relapsing forms of multiple sclerosis ("MS") and from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B vaccines and diagnostic products.

Results of Operations

For the quarter ended September 30, 1998, the Company reported net income of $37.6 million or $0.49 per diluted share as compared to $20.5 million or $0.27 per diluted share for the comparable period of 1997. For the nine months ended September 30, 1998, the Company recorded net income of $96.8 million or $1.26 per diluted share as compared to $57.4 million or $0.75 per diluted share for the comparable period of 1997.

Total revenues for the current quarter were $152.9 million, as compared to $106.2 million in the quarter ended September 30, 1997, an increase of $46.7 million or 44.0%. The increase in total revenues was due to increased sales of the Company's product AVONEX(R). Product sales for the current quarter were $107.5 million compared to $60.4 million for the comparable period in 1997, an increase of $47.1 million or 78.0%. The growth in 1998 was primarily due to an increase in the sales volume of AVONEX(R) in the United States and in the European Union ("EU"). The increase in the EU included an expansion into several new countries. The Company received regulatory approval to market AVONEX(R) in the fifteen member countries of the EU in March 1997. By the end of 1997, AVONEX(R) had received reimbursement approval and was on the market in all of the EU countries. In addition, in April 1998, the Company received approval to market AVONEX(R) in Canada. AVONEX(R) sales outside of the United States were approximately $24.5 million in the current quarter as compared to approximately $4.0 million in the comparable period of 1997. Revenues from royalties for the current quarter were $38.4 million as compared to $40.2 million for the comparable period of 1997, a decrease of $1.8 million or 4.5%, primarily as a result of a decrease in royalties on sales of Hepatitis B vaccines.

Total revenues for the nine months ended September 30, 1998 were $410.2 million as compared to $303.6 million in the comparable period of 1997, an increase of $106.6 million or 35.1% primarily due to the increased sales of AVONEX(R). Revenues from product sales for the nine-month period ended September 30, 1998 increased $101.2 million or 59.7% to $270.7 million, or 66.0% of total revenues, compared to $169.5 million, or 55.8% of total revenues, in the comparable period of 1997. Royalties for the nine months ended September 30, 1998 remained relatively flat at $118.5 million. In May 1998, the Company and Schering Corporation, a subsidiary of Schering-Plough, amended the terms of the license agreement under which Schering-Plough pays the Company royalties on worldwide sales of Schering-Plough's alpha interferon product, Intron(R) A. Under the terms of the amendment, Schering-Plough acquired the Biogen alpha interferon patent application, which was the subject of a lawsuit filed by the Company against F.Hoffman-LaRoche, Inc. and Genentech Inc. related to an interference involving the Biogen patent application and a patent application jointly-owned by the two defendants. The lawsuit has since been settled. As consideration for acquisition of the Biogen patent application, Schering Plough agreed to pay certain sums on U.S. sales of Intron(R) A from July 2002 until expiration of the alpha interferon patent expected to be issued to F. Hoffman-LaRoche, Inc. and Genentech Inc. as a result of the settlement.

The Company expects product sales as a percentage of total revenues to continue to increase in the near term as the Company continues to market AVONEX(R) worldwide, and expects sales from AVONEX(R) in Europe to continue to increase as a percentage of total product sales. The Company, however, expects to face increasing competition in the MS marketplace from existing and new MS treatments that may impact sales of AVONEX(R). In the near term, the Company expects overall sales of licensee products and royalty revenues to fluctuate depending on changes in sales volumes for specific products, patent expirations, new licensing arrangements, if any, or other developments. Licensee sales levels may also fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs.

Interest income for the current quarter was $7.0 million, an increase of $1.4 million or 25.0% as compared to $5.6 million in the comparable period of 1997. For the nine months ended September 30, 1998, interest income was $21.0 million compared to $15.7 million in the comparable period of 1997, an increase of $5.3 million or 33.8%. The increase in interest income is primarily a result of increased funds invested.

Total expenses for the current quarter were $97.0 million as compared to $72.1 million in the quarter ended September 30, 1997, an increase of $24.9 million or 34.5%. Cost of sales in the current quarter totaled $19.5 million, an increase of $7.0 million from the quarter ended September 30, 1997. Cost of sales in the current quarter includes product costs relating to sales of AVONEX(R) of $16.3 million compared to $9.4 million in the quarter ended September 30, 1997. Gross margins for product sales increased slightly to 84.8% for the three months ended September 30, 1998 as compared to 84.4% for the comparable period of 1997. Cost of sales relating to royalty revenue for the current quarter increased slightly to $3.2 million as compared to $3.1 million in the comparable period of 1997. Gross margins on royalty revenue declined slightly to 91.7% for the current quarter as compared to 92.3% for the comparable period of 1997.

The Company  expects that gross  margins on royalty  revenue  will  fluctuate in the future  based on the impact of one-time  royalty and  milestone payments. Research and development expenses for the current quarter were $49.1 million, an increase of $12.1 million or 32.7% as compared to the quarter ended September 30, 1997. This increase was primarily due to an increase in clinical trial costs and an increase in the Company's development efforts relating to research and development programs in its product pipeline. The Company expects that, in the long-term, research and development expenses will increase as the Company continues to expand its
development  efforts with respect to new products and as it  conducts   clinical
trials  of  these  products.   Selling,   general  and administrative  expenses
for the current quarter were $27.0 million, an increase of $4.4 million or 19.5% as compared to the quarter ended September 30, 1997. This increase was primarily due to higher selling and marketing expenses related to sales of AVONEX(R), principally in support of the ongoing European launch and higher legal costs. The Company expects that selling, general and administrative expenses will increase in the near and long-term as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(R) worldwide.

Total expenses for the nine-month period ended September 30, 1998 were $263.5 million as compared to $207.5 million in the comparable period of 1997, an increase of $56.0 million or 27.0%. Cost of sales for the nine months ended September 30, 1998 were $51.6 million as compared to $35.7 million in the comparable period of 1997, an increase of $15.9 million or 44.5%. Cost of sales for the nine months ended September 30, 1998 and 1997 included $42.3 million and $25.9 million, respectively, of product costs related to the sales of AVONEX(R). Gross margins for product sales decreased slightly to 84.4% for the nine months ended September 30, 1998 as compared to 84.7% for the comparable period of 1997. Cost of sales relating to royalty revenue decreased slightly to $9.3 million for the nine months ended September 30, 1998 as compared to $9.8 million for the comparable period of 1997. Gross margins on royalty revenue increased slightly to 92.2% for the nine months ended September 30, 1998 as compared to 91.8% for the comparable period of 1997.

Research and development expenses for the current nine-month period were $128.3 million as compared to $107.0 million in the comparable period of 1997. Included in research and development expenses for the nine-months ended September 30, 1997 was a one-time license fee of $5 million to CV Therapeutics, Inc. Excluding the one-time license fee, research and development expenses for the nine months ended September 30, 1998, increased $26.3 million or 25.8% from the comparable period of 1997. This increase was primarily due to an increase in clinical trial costs and an increase in the Company's development efforts relating to research and development programs in its product pipeline. Selling, general and administrative expenses for the nine-month period ended September 30, 1998 were $81.5 million as compared to $64.8 million in the comparable period of 1997, an increase of $16.7 million or 25.8%. This increase was primarily due to the higher selling and marketing expenses related to sales of AVONEX(R), primarily in Europe, and higher legal fees.

Income tax expense as a percent of pre-tax income for the quarters ended September 30, 1998 and 1997 was 32.9% and 39.9%, respectively.

The effective tax rate varied from U.S. statutory rates in the current quarter primarily due to an increase in European sales and to the utilization of research and development credits. The effective tax rate in the comparable period of 1997 varied from U.S. statutory rates primarily due to the benefit of research and development and investment tax credits offset by foreign losses for which the Company received no tax benefit. The Company's effective tax rate for the nine months ended September 30, 1998 was 34.0%, and is expected to continue at or near this level for the remainder of 1998.

Financial Condition

At September 30, 1998, cash, cash equivalents and short-term marketable securities were $504.8 million compared with $440.1 million at December 31, 1997, an increase of $64.7 million. Working capital increased $67.6 million to $539.8 million from December 31, 1997 to September 30, 1998. Net cash provided from operating activities for the nine-month period ended September 30, 1998 was $125.8 million, compared with $67.6 million in the comparable period of 1997. Cash outflows for the nine-months ended September 30, 1998, included investments in property and equipment and patents of $23.3 million and $5.0 million related to research collaboration agreements. Cash outflows from financing activities included note payable and loan repayments of $9.3 million and repurchases of the Company's common stock at a total cost of $50.9 million. Cash inflows from financing activities included $27.2 million from common stock option and purchase plan activity, including tax benefits related to stock options.

Several legal proceedings were pending during the current quarter which involve the Company. See Note 4 of the Notes to the Condensed Consolidated Financial Statements and Part II, Item 1 - Legal Proceedings. See also Item 1 - Business, "Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussions of these legal proceedings.

The Company believes that existing funds and cash generated from operations are adequate to satisfy its working capital and capital expenditure requirements in the foreseeable future. However, the Company may seek to raise additional capital to take advantage of favorable conditions in the market or in connection with the Company's development activities.

Year 2000 Issues

Year 2000 is the problem resulting from the use of a two-digit date field to identify the year in computer software. Consequently, computer programs may not accurately reflect the appropriate date, confusing "00" as the year 1900 rather than the year 2000. Year 2000 is a pervasive problem affecting many information technology systems and embedded technologies (e.g. microprocessors in communications systems) in all companies, in all industries. Failure by the Company or failure by third parties upon which the Company relies to effectively address Year 2000 issues could have a material adverse impact on the Company's financial position or results of operations.

The Company has developed a plan to address the Year 2000 issues. The plan is segregated into four phases:

1. Information Collection - Identify all Year 2000 risk areas and assign accountability.
2. Assess Risk - Assign each item a category of risk:
     Commercial Risk - Has a significant impact on sale, delivery and support of AVONEX(R) or significant impact on royalty revenues.
     Operational Risk - Has a significant impact on productivity but does not materially impact the Company's results of operations.
     Convenience Risk - Has a minor impact on productivity.
3. Remediate - Fix or replace, test and implement changes required for Year 2000 compliance.
4. Contingency Plan - Define procedures to be implemented should a disruption due to Year 2000 occur.

The Company has completed the first two phases of the project and has completed the testing and upgrading of all individual software applications that fall within the Commercial Risk category. All of the Company's major software applications are purchased from major software vendors and the Company performs only minor customizations to those applications. The Company's major software providers have attested to Year 2000 compliance. The Company has reviewed its operations equipment for embedded technologies which may be Year 2000 susceptible and does not believe necessary modifications to be material.

The Company is  communicating  with its  significant  vendors and  customers  to determine the progress that those vendors and customers are making in remediating their own Year 2000 issues. The Company is requiring that significant vendors and customers certify those products and services to be Year 2000 compliant.

To date, Year 2000 costs have been minimal and the Company believes that future costs will be immaterial. The Company expects the remainder of the Year 2000 compliance program to be substantially complete by July 1999.

The most reasonably likely worst case scenario, if significant Year 2000 issues arise, is that the Company would be hampered in its efforts to produce, package, and deliver AVONEX(R), the Company's only revenue generating product, and that third parties from whom the Company receives royalty revenue would encounter similar difficulties in their efforts to produce and sell products which generate royalty revenue for the Company. To mitigate the risks of such events, the Company is developing contingency plans, which include maintaining a sufficient level of inventory of AVONEX(R) in both bulk and packaged format, developing secondary sources of packaging and delivery, providing for manual backup processes, and working with third parties on Year 2000 certification. To the extent that Year 2000 certification is unsatisfactory, contingency plans will be developed or modified accordingly. In the event that significant vendors do not achieve Year 2000 compliance in a timely manner, and the Company is unable to replace them, the operations of the Company could be materially adversely affected.

Outlook

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future royalty revenues, product sales, expenses and profits, predictions as to the anticipated outcome of pending litigation and opposition proceedings and statements regarding the expected outcome of planned measures to deal with Year 2000 issues. These and all other forward-looking statements are made based on the Company's current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from the Company's expectations and which could negatively impact the Company's results of operations are discussed below and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.


Dependence on AVONEX(R) Sales and Royalty Revenue

The Company's ability to sustain increases in revenues and profitability will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The company's ability to sustain profitability from sales of AVONEX(R)will depend on a number of factors, including: continued market acceptance of AVONEX(R) worldwide; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R); the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives and maintains reimbursement coverage; market acceptance of AVONEX(R) outside the United States; successful resolution of the lawsuit with Berlex related to the "McCormick" patents, which if decided in Berlex's favor could have a material adverse effect on the Company's financial position and results of operations; success in revoking the Rentschler patent since if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial condition; the Company's ability to sustain market share of AVONEX(R) in light of the introduction of competitive products for the treatment of multiple sclerosis; the success of ongoing development work related to AVONEX(R) in expanded multiple sclerosis indications and the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms. The Company also receives royalty revenues which contribute significantly to its overall profitability. The Company's ability to maintain the level of its royalty revenues will depend on a number of factors, including: sustaining the scope and validity of existing patents; the efforts of licensees in the clinical testing and marketing of products from which the Company derives revenue; and the timing and extent of royalties from additional licensing opportunities.
In addition, licensee sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs. There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patent, competition in the multiple sclerosis market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended
December 31, 1997 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business - Competition and Marketing - AVONEX(R) (interferon beta-la)", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

New Products

AVONEX(R) is currently the only product sold by the Company. The Company's long-term viability and growth will depend on the successful development and commercialization of other products from its research activities and collaborations. The Company is continuing to expand its development efforts related to other potential products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third party technologies or products or other types of investments. Product development involves a high degree of risk. Many important factors affect the Company's ability to successfully develop and commercialize drugs, including the ability to obtain and maintain necessary patents and licenses, to demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process, to meet applicable regulatory standards and to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products successfully. There can be no assurance that the Company will be successful in its efforts to develop and commercialize new products.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of Biogen's AVONEX(R) (Interferon beta-la). In November 1996, Berlex's New Jersey action was transferred to the U.S. District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgement action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which issued to Berlex in August 1998 and which is related to the McCormick patent. On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex seeks a judgement granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to Berlex claims; however, the ultimate outcome is not determinable at this time. A trial is not expected before late 1999.

On October 14, 1998, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the "Rentschler patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosolated molecule. While Biogen believes that the patent will be revoked, if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial position.

In June 1996, ASTA Medica Aktiengesellschaft ("ASTA") filed for arbitration against Biogen with the International Chamber of Commerce ("ICC") in connection with a dispute with Biogen regarding a License, Development and Supply Agreement, dated May 30, 1989 (the "1989 Agreement"), among Biogen, ASTA and Bioferon Biochemische Substanzen GmbH & Co ("Bioferon"). Bioferon was a joint venture between Biogen and Rentschler Arzneimittel GmbH & Co. of Laupheim, Germany, which entered bankruptcy in 1993. In the proceeding, ASTA had asked for a determination that Biogen could not terminate the 1989 Agreement as to ASTA solely as a result of Bioferon's bankruptcy and a further determination that Biogen was required to supply ASTA with recombinant beta interferon. On March 13, 1998, the ICC arbitration panel ruled that, as between Biogen and ASTA, the 1989 Agreement was not terminated as a result of the bankruptcy of Bioferon, but that Biogen was not required to perform Bioferon's obligations under the 1989 Agreement and, as a result, had no obligation to supply recombinant beta interferon to ASTA. Under the 1989 Agreement, ASTA was granted an exclusive license for a number of European countries to certain intellectual property relating to recombinant beta interferon, including Biogen's European Fiers patent which has since been revoked by the European Patent Office. In light of the panel's decision, Biogen notified ASTA that it was terminating the

1989 Agreement based on ASTA's conduct and failure to perform. On March 19, 1998, ASTA notified Biogen that it deemed Biogen's termination of the 1989 Agreement to be invalid. On or about May 14, 1998, ASTA filed a complaint against Biogen in the United States District Court for the District of Massachuetts seeking enforcement of the arbitration decision, injunctive relief, damages, relief pursuant to the Massachusetts Consumer Protection Act (Mass. Gen
L. ch. 93A) and other relief arising out of additional tort and contract claims. ASTA alleges that Biogen's termination of the 1989 Agreement based on ASTA's conduct is invalid and that ASTA is Biogen's exclusive licensee of recombinant beta interferon in the territories specified in the 1989 Agreement. Biogen intends to vigorously defend the lawsuit. The Company believes that it has meritorious defenses to ASTA's claim, and given these defenses, the Company does not believe the ultimate outcome of this proceeding will have a material adverse effect on the financial position or results of operations of the Company.

On or about July 17, 1998, Biogen received a letter demanding relief pursuant to the Massachusetts Consumer Protection Act (Mass. Gen. L. ch. 93A) on behalf of an alleged class of persons who have filled prescriptions at pharmacies owned and/or operated by CVS Pharmacy, Inc. The demand purports to be made in connection with litigation filed against CVS and others in the Massachusetts Superior Court styled Weld v. CVS Pharmacy, Inc., et al. Civil Action No. 98-0897-F. On or about July 15, 1998, the Weld plaintiffs filed an amended complaint naming Biogen (and other major pharmaceutical manufacturers) as additional defendants in the lawsuit. The plaintiffs seek unspecified monetary and equitable relief from Biogen on account of Biogen's alleged participation in a direct mailing program to CVS customers using a third party company, Elensys Care Services, Inc. Plaintiffs claim that this alleged program violates the CVS customers' statutory and common law rights to privacy as well as Chapter 93A. Biogen disputes the claims raised by the plaintiffs and intends to vigorously defend the lawsuit. The Company believes that it has meritorious defenses to this claim. The Company does not believe the ultimate outcome of this proceeding will have a material effect on the financial position or results of operations of the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

       No. 27         Financial Data Schedule (for EDGAR filing purposes only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BIOGEN, INC.

Dated: November 4, 1998              /s/Timothy M. Kish
                                ---------------------------------------------

                                              Timothy M. Kish
                                        Vice President-Finance and
                                         Chief Financial Officer

EXHIBITS

Index to Exhibit.


      No. 27       Financial Data Schedule (for EDGAR filing purposes only).