Form 10-K
period 1998-12-31
BIOGEN INC
filed 1999-03-24
CIK 714655

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 9, 1999 (excludes shares held by directors): $8,018,804,742. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at March 9, 1999: 75,111,450 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report, and portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.

PART I

ITEM 1 - BUSINESS

OVERVIEW

     Biogen, Inc. ("Biogen" or the "Company") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of its AVONEX(R) (Interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis and from sales by its licensees of a number of products, including alpha interferon, hepatitis B vaccines and hepatitis B diagnostic products. The Company's revenues from sales of AVONEX(R) in 1998 were approximately $394.9 million. The Company's royalty revenues in 1998 were approximately $162.7 million.

     Biogen continues to devote significant resources to its ongoing research and development efforts. The Company focuses its efforts on areas where it has particular scientific strengths such as: multiple sclerosis, inflammatory diseases, cardiovascular diseases, developmental biology, kidney diseases and disorders and gene therapy. In 1998, Biogen completed early-stage clinical trials of several of its product candidates, including the evaluation of results of two Phase 2a clinical studies of AMEVIVE(TM) (Human LFA-3/IgG(1) fusion protein), also known as LFA3TIP, in patients with moderate to severe psoriasis, two Phase 2a studies of BG9719 (adenosine A1 antagonist), formerly known as CVT-124, a small molecule being developed as a potential treatment for congestive heart failure, and a Phase 1 safety study of ANTOVA(TM) (Humanized anti-CD40 ligand monoclonal antibody), also known as humanized 5c8, in patients with immune thrombocytopenic purpura. Additional clinical trials of AMEVIVE(TM), ANTOVA(TM) and BG9719 are underway or planned. In addition, Biogen has many earlier stage research programs. These include: a program directed toward developing a novel inhibitor of a particular immune response pathway as a potential therapy for several autoimmune diseases; a program focused on finding oral small molecule drug candidates to inhibit the migration of white blood cells into tissue as a potential treatment for multiple sclerosis and certain chronic inflammatory diseases; a program in which the Company is exploring ways to treat central nervous system disorders through use of proteins involved in inducing the formation and regeneration of tissue; and a program directed at developing products based on human gene therapy technology. The Company is also exploring the use of functional genomics technology to find novel therapeutics.

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

     Biogen began selling AVONEX(R) in the United States in 1996, and in the European Union (EU) in 1997. AVONEX(R) is also on the market in Canada, Argentina, Norway, Israel, Cyprus, Australia, Chile, Columbia, Mexico, Hungary, Turkey, the Czech Republic, Slovakia, and Switzerland.

     In the United States, Canada and in most of the major countries of the EU, Biogen uses its own sales force to market AVONEX(R). In those countries, Biogen distributes AVONEX(R) principally through wholesale distributors of pharmaceutical products or mail order or specialty distributors or using shipping service providers. In other countries, including Spain, Sweden, Finland, Norway, Denmark, Italy, Greece, Portugal, Israel and New Zealand, Biogen sells AVONEX(R) to distribution partners who are then responsible for most marketing and distribution activities. The Company has also entered into distribution agreements covering Australia, Latin America, the Caribbean, South Africa, Eastern Europe, Turkey, the Middle East and Japan. Under most of these agreements the distribution partners are responsible for obtaining regulatory approval for AVONEX(R) as well as marketing and distribution.

     Biogen is currently conducting several additional clinical studies of AVONEX(R). These include: a clinical study of AVONEX(R) in patients who have had only one confirmed exacerbation, which was initiated in 1996; a dose comparison study, also initiated in 1996, comparing the approved dosage of AVONEX(R) with a higher dose; a four-year open-label follow-up study initiated in 1995 to obtain long-term safety and antigenicity data; a clinical study of AVONEX(R) in patients with secondary progressive multiple sclerosis, initiated in 1998; and a Phase 2 clinical study of AVONEX(R) in the treatment of idiopathic pulmonary fibrosis which also commenced in 1998.

     Biogen is also exploring new ways to improve the formulation and delivery of AVONEX(R). In February 1999, Biogen entered into a collaborative agreement with Inhale Therapeutic Systems, Inc. under which the parties will work towards development of a dry powder formulation of AVONEX(R) for pulmonary delivery using Inhale's deep-lung delivery system. Biogen is also working towards development of a pre-filled syringe formulation of AVONEX(R).

     Revenues from sales of AVONEX(R) in 1998 were $394.9 million or approximately 71% of total revenues. Revenues from sales of AVONEX(R) in 1997 were $240 million or approximately 58% of total revenues. Approximately 77% of AVONEX(R) sales in 1998 and approximately 92% of AVONEX(R) sales in 1997 were generated in the United States. Sales to three major wholesale distributors and a specialty distributor in the United States accounted for 13%, 11%, 11% and 10%, respectively, of total revenues in 1998.

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

          AMEVIVE(TM) (LFA3TIP)

     Inflammation is the result of the body's immune response to infection and injury. In many autoimmune diseases, the inflammation process is directed inappropriately against the body's own tissues, causing temporary or permanent damage. Biogen has focused the efforts of its inflammation programs on developing drugs to inhibit specific cellular interactions critical to the inflammation process. Central to inflammation is the activation of T-cells, specialized white blood cells which initiate and control the immune response. One of the cellular pathways which is important for the activation of T-cells is the LFA-3/CD2 pathway. AMEVIVE(TM) (LFA3TIP) is a recombinantly engineered protein designed to modulate immune responses by binding to the CD2 receptor. Biogen is developing AMEVIVE(TM) as a treatment for certain autoimmune diseases. In 1998, the Company completed evaluation of the results of two Phase 2a safety studies of AMEVIVE(TM), and commenced a Phase 2b study of the safety and efficacy of AMEVIVE(TM) compared to a placebo as a systemic therapy in patients with moderate and severe psoriasis. The Company expects the Phase 2b study to be completed in mid-1999. Psoriasis is a chronic autoimmune disease that is characterized by inflammation and thickening of the skin. An estimated 500,000 psoriasis patients in the United States and Europe combined have a severe enough form of the disease to need systemic therapies.

          ANTOVA(TM) (HUMANIZED 5c8)

     The human immune system generates two types of responses: humoral (also known as antibody) responses and cell-mediated responses. When CD40 ligand ("CD40L") on the surface of an activated T-cell binds to CD40 on the surface of a B-cell, the production of antibodies is triggered. When CD40L on the surface of an activated T-cell binds to CD40 on the surface of a variety of other cells, such as macrophages and dendritic cells, the cells become activated, triggering an inflammatory response. The inhibition of the CD40-CD40L pathway offers a unique target for modulating both types of immune responses.

     Biogen is developing ANTOVA(TM), a humanized monoclonal antibody which binds to CD40L, as a treatment for a variety of autoimmune diseases and as a therapy for preventing organ and cellular transplant rejection. In 1998, the Company completed a Phase 1 safety study of ANTOVA(TM) in patients with immune thrombocytopenic purpura (ITP), and commenced a Phase 2 study in ITP. A Phase 2 study of ANTOVA(TM) in lupus nephritis which commenced in 1998 is currently being re-designed to enhance patient accrual. The study and patient accrual are expected to resume in 1999. In early 1999, Biogen commenced a Phase 2 study of ANTOVA(TM) in renal transplantation. Phase 2 studies of ANTOVA(TM) in pancreatic islet cell transplantation, Factor VIII inhibitor syndrome and multiple sclerosis are also expected to commence in 1999.

          BG9719

     In March 1997, Biogen entered into a research collaboration and license agreement with CV Therapeutics, Inc. ("CVT") under which the Company obtained rights to develop and market BG9719 (formerly known as CVT-124). BG9719 is a highly selective antagonist of the adenosine A1 receptor which is expressed principally in the heart, brain and kidney, and which in the kidney mediates vasoconstriction and reabsorption of fluids. Biogen is developing BG9719 as a treatment for congestive heart failure. Congestive heart failure is a chronic progressive disease that affects approximately four to five million people in the United States. Patients with the disease experience both a chronic course as well as acute episodes that usually require hospitalization. Reduction in kidney function and the formation of edema, or fluid retention, in lungs and extremities are significant symptoms of chronic heart failure, leading to increased morbidity and need for hospitalization. In 1998, Biogen completed two Phase 2a safety and dose finding clinical studies of BG9719. A Phase 2 study comparing BG9719 with an existing therapy and in combination with the existing therapy is ongoing and is expected to be completed by the end of 1999.

          LT-BETA RECEPTOR

     The lymphotoxin (LT): lymphotoxin-beta receptor pathway is involved in activation of dendritic cells and the formation of organized lymphoid tissue both of which normally increase the efficiency of the immune response, but which appear to be hyperactive in some autoimmune diseases. Blocking the pathway with soluble LT-Beta Receptor may inhibit cell-mediated immune reactions particularly in the skin, the gastrointestinal tract and joints. Biogen is developing its LT-Beta Receptor as a potential treatment for certain autoimmune diseases.

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

           In December 1997, Biogen entered into a collaborative research, development and license agreement with Merck & Co., Inc. ("Merck") under which Biogen and Merck are collaborating on developing oral and aerosolized small molecule inhibitors of VLA-4. Under the agreement with Merck, Biogen has rights to develop, market and sell small molecule inhibitors of VLA-4 for the treatment of multiple sclerosis, kidney diseases and disorders, inflammatory bowel disease and most diseases with small patient populations. Merck has rights to develop, market and sell small molecule inhibitors of VLA-4 in all other indications, including asthma. Merck commenced a Phase 2a clinical trial of an aerosolized VLA-4 inhibitor in 1998.

          HEDGEHOG PROTEINS

     Hedgehog proteins are a class of novel human proteins that are responsible for inducing the formation or regeneration of tissue. In 1996, the Company entered into a research collaboration and license agreement with Ontogeny, Inc. ("Ontogeny") for the development of three specific "hedgehog" cell differentiation proteins. Under its agreement with Ontogeny, Biogen has access to exclusive worldwide rights to develop therapeutics directly based on Ontogeny's proprietary family of sonic, indian and desert hedgehogs for most disease indications. In 1998, Biogen and Ontogeny extended the hedgehog research program and broadened the collaboration to include gene therapy. The Company's current focus is the study of the hedgehog proteins for the treatment of central nervous system disorders.

          GENE THERAPY

     In 1995, the Company entered into a collaborative research agreement with Genovo, Inc. ("Genovo") for the development of certain human gene therapy treatments. Under its agreement with Genovo, Biogen received certain rights related to diseases of the liver and lung.

          OP-1

     In 1998, Biogen amended its collaborative research and license agreement with Creative BioMolecules, Inc. ("CBM") to return to CBM responsibility for development of CBM's morphogenic protein, OP-1, for the treatment of kidney diseases and disorders. OP-1 is a circulating human protein agonist expressed during development and regeneration of the kidney, spinal cord and bone. Under the terms of the amendment, Biogen has the option, exercisable prior to the end of 1999, to resume responsibility for development of OP-1. If Biogen does not exercise its option, the license agreement with CBM will terminate.

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

     RESEARCH AND DEVELOPMENT COSTS

     During 1998, 1997 and 1996, Biogen's research and development costs were approximately $177.2 million, $145.5 million and $132.4 million, respectively.

     RISKS ASSOCIATED WITH DRUG DEVELOPMENT AND COMMERCIALIZATION

     Certain of the statements set forth above regarding the Company's research and development programs, such as statements regarding the anticipated commencement of clinical trials of drugs in development, are forward-looking, and are based upon the Company's current belief as to the outcome and timing of such future events. These events are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Many important factors affect the Company's ability to successfully develop and commercialize drugs, including the need to demonstrate the safety and efficacy of drug candidates at each stage of the clinical trial process, to meet applicable regulatory standards and receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to obtain and maintain all necessary patents or licenses, to compete successfully against other products, and to market products successfully. There can be no assurance that any of the products described in this section or resulting from Biogen's research and development programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, be successfully marketed or successfully meet challenges from competitive products.

     For a detailed discussion of the outlook of the Company, see the "Outlook" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference under Item 7.

PRINCIPAL PRODUCTS BEING MARKETED OR DEVELOPED BY BIOGEN'S  LICENSEES

     ALPHA INTERFERON

     Alpha interferon is a naturally occurring protein produced by normal white blood cells. Biogen has been granted patents covering the production of alpha interferons through recombinant DNA techniques. See "Patents and Other Proprietary Rights." Biogen's worldwide licensee for recombinant alpha interferon, Schering-Plough Corporation ("Schering-Plough"), first began commercial sales of its Intron(R) A brand of alpha interferon in the United States in 1986 for hairy-cell leukemia. Schering-Plough now sells Intron(R) A worldwide for as many as 16 indications. The FDA has approved Intron(R) A for the treatment of chronic hepatitis B and hepatitis C, hairy cell leukemia, AIDS-related Kaposi's sarcoma, condylomata acuminata, for injection as an adjuvant treatment to surgery in patients at high risk for systemic recurrence of malignant melanoma, and for use in conjunction with anthracycline-containing combination chemotherapy for the initial treatment of patients with clinically aggressive non-Hodgkin's lymphoma. In 1998, Schering-Plough also received marketing clearance from the FDA for its REBETRON(R) product for the treatment of chronic hepatitis C. REBETRON(R) is a product containing Intron(R) A and REBETOL(R) (ribavirin, USP capsules). In late 1998, Biogen filed for arbitration against Schering-Plough in a dispute over the method used by Schering Plough to determine the amount of royalties payable to Biogen on sales of REBETRON(R).

     Royalties from Schering-Plough on sales of Intron(R)A accounted for approximately 16%, 19% and 27% of Biogen's revenues in 1998, 1997 and 1996, respectively.

     For a discussion of the length of Schering Plough's royalty obligation to Biogen on sales of alpha interferon products, see "Patents and Other Proprietary Rights - Recombinant Alpha Interferon."

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

     SmithKline Beecham Biologicals s.a. ("SmithKline") and Merck are the two major worldwide marketers of hepatitis B vaccines. Biogen has licensed to SmithKline exclusive rights under Biogen's hepatitis B patents to market hepatitis B vaccines in the major countries of the world, excluding Japan. SmithKline's vaccine is approved in the United States and in over 60 other countries. In 1990, SmithKline and Biogen entered into a sublicense arrangement with Merck under which Biogen currently receives royalties. Biogen has also licensed rights under its hepatitis B patents to Merck and The Green Cross Corporation on a non-exclusive basis in Japan. Royalties from SmithKline and Merck together accounted for approximately 9%, 14% and 23% of Biogen's revenues in 1998, 1997 and 1996, respectively.

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

     For a discussion of the length of the royalty obligation of SmithKline and Merck on sales of hepatitis B vaccines and the obligation of Biogen's other licensees on sales of hepatitis B-related diagnostic products, see "Patents and Other Proprietary Rights - Recombinant Hepatitis B Antigens."

     OTHER PRODUCTS

     Under a license agreement with Eli Lilly and Company ("Lilly"), Biogen has granted Lilly rights under certain of Biogen's patents related to gene expression. Lilly uses the patented vectors and methods in several products that are on the market or in development. Under the license agreement Biogen receives royalties on sales of these products. See "Patents and Other Proprietary Rights
- Other Patents".

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

     RECOMBINANT ALPHA INTERFERON

     Biogen has more than 50 patents in countries around the world, including the United States and countries of the European Patent Office, covering the production of recombinant alpha interferons. Biogen has granted an exclusive worldwide license to Schering Plough under Biogen's alpha interferon patents, and receives royalties from Schering-Plough on sales of its brand of alpha interferon. See "Principal Products Being Marketed or Developed by Biogen's Licensees - Alpha Interferon".

     Schering-Plough's royalty obligation to Biogen on sales of alpha interferon in Japan and Europe will terminate upon expiration of Biogen's alpha interferon patent in such territories in 2001, except in France and Italy where Biogen has obtained supplemental protection certificates extending the coverage in France until 2003 and in Italy until 2007.

     In 1998, Biogen and Schering-Plough entered into an agreement under which Biogen assigned to Schering-Plough a Biogen patent application claiming recombinant mature human alpha interferon. The Biogen patent application had been the subject of a lawsuit by Biogen against Genentech, Inc. ("Genentech") and F. Hoffman La Roche Inc. ("Roche") related to a decision in an interference proceeding involving the Biogen patent application and a patent application jointly owned by the two defendants. In consideration of assignment of the patent to it by Biogen, Schering-Plough has agreed to pay to Biogen certain sums on sales by Schering-Plough of alpha interferon products in the United States from July 2002 (when Biogen's existing U.S. alpha interferon patent expires) until expiration of the alpha interferon patent expected to be issued to Roche and Genentech. The lawsuit by Biogen against Roche and Genentech has also been settled.

     In December 1996, Schering-Plough filed suit in its own name, as Biogen's exclusive licensee, against Amgen, Inc. ("Amgen") to enforce Biogen's U.S. alpha interferon patent claiming it to be infringed by Amgen's consensus interferon product known as Infergen(R). In February 1999, a federal judge granted Schering-Plough's request for a judgment against it and ruled that Amgen did not infringe the Biogen patent. Schering-Plough requested the adverse judgement so that it could begin its appeal of the judge's pretrial interpretation of one of the claims of the Biogen patent.

     Yamanouchi Pharmaceutical Co. Ltd., Amgen's licensee, has filed a declaratory judgment action against Biogen in France, Italy and Germany seeking a judgment that its consensus interferon product does not infringe Biogen's alpha interferon patent.

     RECOMBINANT HEPATITIS B ANTIGENS

     Biogen has more than 75 patents in countries around the world, including three in the United States and two in countries of the European Patent Office, and several patent applications, covering the recombinant production of hepatitis B surface, core and "e" antigens. Biogen has licensed its recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receives royalties on sales of the vaccines and test kits by its licensees. See "Principal Products Being Marketed or Developed by Biogen's Licensees - Hepatitis B Vaccines and Diagnostics." The obligation of SmithKline and Merck to pay royalties on sales of hepatitis B vaccines and the obligation of Biogen's other licensees under its hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of Biogen's existing hepatitis B patents. Biogen's existing United States hepatitis B patents will expire in 2004. Biogen's European hepatitis B patents will expire at the end of 1999, except in those countries in which Biogen has or is able to obtain supplemental protection certificates. To date, Biogen has received supplemental protection certificates in France, Italy, Luxembourg, The Netherlands, Sweden, Switzerland and Ireland, and has a number of additional applications pending. The additional coverage afforded by the supplemental protection certificates ranges from two to six years.

     RECOMBINANT BETA INTERFERON

     In 1997, the Technical Board of Appeal of the European Patent Office revoked Biogen's European patent covering the production of recombinant beta interferon. Although no formal appeal procedure exists, Biogen has asked the European Patent Office to overturn the revocation. A patent application in the United States with similar claims is still pending. The Company also has a patent with similar claims in Israel. In July 1997, Biogen sued InterPharm Laboratories Ltd. ("Interpharm"), an affiliate of Ares Serono, S.A. ("Serono"), and related defendants, claiming that the manufacture by InterPharm of Serono's Rebif(R) (Interferon Beta-1a) infringes Biogen's Israeli patent. In Germany, a patent with similar claims was the subject of a nullity proceeding instituted by Schering AG in the German Federal Patent Court. In March 1998, the German Federal Patent Court upheld the German patent but with substantially narrower claims. The Company has appealed the decision.

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

     In October 1998, Biogen filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. Rentschler has appealed the decision of the Opposition Division to revoke an earlier Rentschler patent with claims related to a specific cell line, production method and form of recombinant beta interferon.

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of AVONEX(R). In November 1996, Berlex's New Jersey action was transferred to the U.S. District Court in Massachusetts and consolidated for pretrial purposes with a related declaratory judgment action previously filed by Biogen. In August 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent. In September 1998, the cases were consolidated for pretrial and trial purposes. Berlex seeks a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. A trial is currently scheduled for fall of 1999, but may be postponed until a later date. For a further discussion, see Item 3 - Legal Proceedings and Note 8 of the Notes to Consolidated Financial Statements incorporated by reference under Item 8.

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

     In March 1995, Biogen filed suit in the U.S. District Court for the District of Massachusetts seeking to enjoin Amgen from manufacturing and selling its Neupogen(R) human granulocyte colony stimulating factor in the United States and asking for damages for infringing activities. Biogen believes that to make Neupogen(R) Amgen uses technology claimed in certain of Biogen's gene expression patents. In 1998, the court made a decision as to interpretation of the claims of the Biogen patent in such a way as to preclude Amgen's literal infringement of the patent. Amgen has filed a motion for summary judgment based on the court's decision. The court has requested briefs on whether Amgen is entitled to summary judgment on its claim that its vector is not an infringing equivalent.

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

     In March 1999, Biogen was added as a plaintiff in a lawsuit filed by Plant Genetic Systems, N.V. ("PGS") against Dekalb Genetics Corporation in the United States District Court in Connecticut. PGS, the licensee of certain Biogen plant gene patents, is claiming that DeKalb infringes the patents in its production of genetically-engineered seeds.

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

     AVONEX(R) (INTERFERON BETA - 1a)

     As a treatment for multiple sclerosis, AVONEX(R) competes with interferon beta-1b which is sold in the United States under the brand name Betaseron(R) by Berlex Laboratories, Inc., a United States affiliate of Schering AG, and is sold in Europe under the brand name Betaferon(R) by Schering AG. AVONEX(R) also faces competition from Copaxone(R) glatiramer acetate (also known as copolymer-1). In the United States, Copaxone(R) is marketed by a partnership between Teva Pharmaceuticals ("Teva") and Hoechst Marion Roussel, Inc. In addition, in Europe and Canada, AVONEX(R) competes with Rebif(R), a recombinant interferon beta 1a product sold by Ares Serono S.A. ("Serono"). In response to Serono's application for approval of Rebif(R) in the United States for relapsing multiple sclerosis, the FDA has notified Serono that, based on the data from existing clinical trials, Rebif(R) cannot be cleared for marketing in the United States for relapsing multiple sclerosis while the orphan drug status afforded to AVONEX(R) and Betaseron(R) for that indication is still in effect. Betaseron(R)'s orphan drug status for relapsing multiple sclerosis expires in 2000. AVONEX(R)'s orphan drug status for relapsing forms of the disease expires in 2003. AVONEX(R) also competes in Italy and Spain with FRONE(R), an extracted form of beta interferon sold by Serono and in Germany with Imurek(R) azathioprine sold by Glaxo Wellcome GmbH. A number of other companies are working to develop products to treat multiple sclerosis which may in the future compete with AVONEX(R). AVONEX(R) may also in the future face competition from off-label uses of drugs approved for other indications. Biogen believes that competition among treatments for multiple sclerosis will be based on product performance, service and price.

REGULATION

     Biogen's current and contemplated activities and the products and processes that will result from such activities are, and will be, subject to substantial government regulation.

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

EMPLOYEES

     At December 31, 1998, Biogen employed 1,114 full-time employees worldwide, of whom 970 are located in the United States. Of the 1,114 employees, approximately 244 were engaged in, or directly supported, research and process development, approximately 365 were involved in, or directly supported, manufacturing, quality assurance/quality control, regulatory, medical operations and preclinical and clinical development and approximately 216 were involved in sales and marketing. In addition, Biogen maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States, including the nine outside members of its Scientific Board.

ITEM 2 - PROPERTIES

     Biogen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in Cambridge, Massachusetts. The Company owns a 150,000 square foot building in Cambridge which houses laboratories and office space. The Company also leases a total of approximately 300,992 square feet of additional office, manufacturing and research and development space in all or part of four other buildings in Cambridge, consisting of a 67,362 square foot building housing manufacturing facilities, laboratories and office space, a building with 65,792 square feet of space containing laboratories, purification and aseptic bottling facilities and office space, a multi-tenant building where the Company leases approximately 150,838 square feet of office space, and a 17,000 square foot building housing office space and distribution facilities. The lease expiration dates for the leased sites range from 2000 to 2012. In 1999, Biogen intends to commence construction of a new 200,000 square foot facility in Cambridge primarily to house process development operations. The Company also has development options for additional property in Cambridge.

     In addition to its Cambridge facilities, the Company has a 100,000 square foot biologics manufacturing facility in Research Triangle Park, North Carolina. In 1998, the Company received approval from the FDA to use the Research Triangle Park facility as an additional site for the manufacture of AVONEX(R). The Company expects to commence construction in 1999 of a 170,000 square foot addition to the Research Triangle Park facility to add large scale cell culture manufacturing capacity.

     Biogen financed construction of the buildings which it owns in Cambridge, Massachusetts and Research Triangle Park, North Carolina with term loans. The loans are secured by the buildings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference under
Item 7.

     The Company's European headquarters consists of 2,900 square meters of office space in a multi-tenant building in Nanterre, France. The lease for this space terminates in 2008 with Biogen having the right to terminate the lease earlier under specified circumstances. The Company has also leased 3,000 square meters of office and manufacturing space in The Netherlands, and leases small offices in England, Germany, The Netherlands, Switzerland, Austria and Canada.

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

ITEM 3 - LEGAL PROCEEDINGS

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of AVONEX(R). In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pretrial purposes with a related declaratory judgment action previously filed by Biogen. In August 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent. In September 1998, the cases were consolidated for pretrial and trial purposes. Berlex seeks a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial condition. The Company believes that it has meritorious defenses to the Berlex claims; however, the ultimate outcome is not determinable at this time. A trial is currently scheduled for fall of 1999, but may be postponed until a later date.

     On December 28, 1998, Biogen settled its dispute with ASTA Medica ("ASTA") of Frankfurt, Germany related to a terminated 1989 agreement among Biogen, ASTA and Bioferon, a former Biogen joint venture, under which ASTA had obtained a license to certain intellectual property rights related to recombinant beta interferon for a number of European countries. Under the terms of the settlement agreement, ASTA dismissed its lawsuit against Biogen in the U.S. District Court in Massachusetts and released Biogen from all claims related to the 1989 agreement. As part of the settlement, Biogen made an insignificant cash payment to ASTA.

     In December, 1998, the plaintiffs in a class action suit filed in Massachusetts Superior Court against CVS and a number of pharmaceutical companies for alleged violations of privacy rights in connection with certain marketing practices dismissed Biogen as a defendant in the suit.

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



Name                        Age   Positions
----                        ---   ---------

James L. Vincent .........  59    Chairman of the Board of Directors and Chief Executive Officer

James C. Mullen ..........  40    President and Chief Operating Officer

Burt A. Adelman, .........  46    Vice President - Medical Research

Michael J. Astrue ........  42    Vice President - General Counsel, Secretary and Clerk

Michael W. Bonney ........  41    Vice President - Sales and Marketing

Frank A. Burke, Jr........  55    Vice President - Human Resources

Lawrence S. Daniels.......  56    Vice President - Strategic Planning

Joseph M. Davie ..........  59    Senior Vice President - Research

David C. Dlesk ...........  40    Vice President - Operations

Sylvie L. Gregoire........  37    Vice President - Regulatory Affairs

Timothy M. Kish ..........  47    Vice President - Finance and Chief Financial Officer

Mark W. Leuchtenberger ...  42    Vice President - International

David D. Pendergast ......  50    Vice President - Product Development and Quality Assurance

The background of these officers is as follows:

     James L. Vincent has been Chairman of the Board of Directors of the Company since October 1985. Mr. Vincent's current term as Chief Executive Officer began in December 1998. He previously served as Chief Executive Officer of the Company from October 1985 until February 1997. He served in the additional capacities of Chief Operating Officer and President from April 1988 until February 1994. Before joining Biogen, Mr. Vincent served as Group Vice President, Allied Corporation and as President, Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied Corporation, Mr. Vincent was with Abbott Laboratories, Inc. where he served in various capacities, including Executive Vice President, Chief Operating Officer and Director of the parent corporation. Mr. Vincent is a director of CuraGen Corporation.

     James C. Mullen was appointed President and Chief Operating Officer of the Company in January 1999, after serving as Vice President - International since August 1996. Mr. Mullen was the Company's Vice President - Operations from December 1991 until August 1996 and served as Senior Director - Operations from February 1991 to December 1991. Mr. Mullen joined the Company in 1989. Before coming to Biogen, Mr. Mullen held various positions of responsibility from 1984 through 1988 at SmithKline-Beckman Corporation, most recently as Director, Engineering, SmithKline and French Laboratories, Worldwide.

     Burt A. Adelman, M.D. was appointed Vice President - Medical Research in January 1999 after serving as Vice President - Development Operations since August 1996. Dr. Adelman served as Vice President - Regulatory Affairs of the Company from May 1995 until August 1996. From 1991 until May 1995, Dr. Adelman was Director of Medical Research at Biogen. Dr. Adelman has served as Lecturer of Medicine at Harvard Medical School and Brigham and Women's Hospital since 1992.

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

     Michael W. Bonney was appointed Vice President - Sales and Marketing in January 1999, after serving as Vice President - Sales since September 1995. Mr. Bonney is also the Program Executive for the Company's AVONEX(R) program. Prior to joining the Company, Mr. Bonney served as National Business Director for the U.S. pharmaceutical business of Zeneca Inc. from October 1994 to September 1995 and as Director of Core Business Systems and Re-engineering of Zeneca Inc.'s U.S. pharmaceutical business from January 1993 until January 1995.

     Frank A. Burke, Jr., was appointed Vice President - Human Resources in May 1986 after serving for 12 years in various human resource management positions at Allied-Signal, Inc., most recently as Director of Compensation and Employee Benefits of the Engineered Materials Sector.

     Lawrence S. Daniels was appointed Vice President - Strategic Planning of the Company in August 1993 after serving as Vice President Marketing and Business Development since November 1991. Prior to joining the Company, Mr. Daniels served for nine years in planning and administrative functions for Allied-Signal, Inc., most recently as Vice President, Corporate Strategy Development.

     Joseph M. Davie, M.D., Ph.D. was appointed Senior Vice President - Research of the Company in January 1999 after serving as Vice President - Research since April 1993. Prior to joining the Company, Dr. Davie was employed by Searle Corporation where he served as Senior Vice President - Science and Technology from January 1993 to April 1993, President - Research and Development from July 1987 to January 1993 and Senior Vice President - Discovery Research from January 1987 to July 1987. Dr. Davie is a director of Genovo, Inc.

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

     Sylvie L. Gregoire, Pharm.D. was appointed Vice President - Regulatory Affairs in January 1999. She is also the Program Executive for the Company's LT-Beta Receptor program, a role she assumed in July 1998. From 1995 until July 1998, Dr. Gregoire served as Director, European Regulatory Affairs of the Company. Prior to joining Biogen, Dr. Gregoire was Associate Director of European Regulatory Affairs for Merck Sharp and Dohme (Europe) Inc. from 1991 until the end of 1994.

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

     Mark W. Leuchtenberger was appointed Vice President - International in January 1999 after serving as Vice President - Sales, Marketing and Business Development since January 1998. Mr. Leuchtenberger was the Company's Vice President - Marketing and Sales from October 1996 until January 1998, Director of Distributor Operations, Europe from September 1996 until October 1996, Director of Marketing and the Program Executive for AVONEX(R) from 1993 until September 1996, a Product Manager from 1992 to 1993, and a Market Development Manager from 1990 to 1992. Prior to joining Biogen, Mr. Leuchtenberger worked for the consulting firm of Bain & Company from 1987 to 1990.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Market for Securities" in the Company's 1998 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The section entitled "Selected Financial Data" in the Company's 1998 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in the Company's 1998 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The sections entitled "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Company's 1998 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1999, are hereby incorporated by reference.

     Information concerning the Company's Executive Officers is set forth in
Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

     The sections entitled "Election of Directors" and "Executive Compensation", in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1999, are hereby incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Share Ownership" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1999, is hereby incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Executive Compensation-Employment Arrangements with the Company and Certain Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 1999, is hereby incorporated by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Financial Statement Schedules.

     The following documents are filed as a part of this report:

     (1) Financial Statements, as required by Item 8 of this Form, incorporated by reference herein from the 1998 Annual Report to Shareholders attached hereto as Exhibit 13:

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

Notes to Consolidated Financial Statements          Annual Report under the caption "Biogen, Inc. and Subsidiaries Notes to
                                                    Consolidated Financial Statements."

Reports of Independent Accountants                  Annual Report under the caption "Report of Independent Accountants."

     With the exception of the portions of the 1998 Annual Report to Shareholders specifically incorporated herein by reference, such report shall not be deemed filed as part of this Annual Report on Form 10-K.

     (2) Financial Statement Schedules:

     Report of Independent Accountants on Financial Statement Schedule.
     Schedule II - Valuation and Qualifying Accounts and Reserves

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

(3.2)         By-Laws, as amended (g)

(4.1)         Form of Common Stock Share Certificate (i)

(4.2) Certificate of Designation of Series A Junior Participating Preferred Stock (d)

(4.3) Rights Agreement dated as of May 8, 1989 between Registrant and The First National Bank of Boston, as Rights Agent (d)

(10.1) Independent Consulting and Project Agreement dated as of June 29, 1979 between Company and Kenneth Murray (a)**

(10.2) Letter Agreement dated September 11, 1998 with Kenneth Murray related to renewal of Independent Consulting Agreement *, **

(10.3) Minute of Agreement dated February 5, 1981 among Registrant, The University Court of the University of Edinburgh and Kenneth Murray
              (a)**

(10.4) Independent Consulting Agreement dated as of June 29, 1979 between Registrant and Phillip A. Sharp (a)**

(10.5) Letter Agreement dated December 11, 1998 with Phillip A. Sharp related to chairmanship of Scientific Board and renewal of Independent Consulting Agreement *, **

(10.6) Project Agreement dated as of December 15, 1979 between Registrant and Phillip A. Sharp (a)**

(10.7) Share Restriction and Repurchase Agreement dated as of December 15, 1979 between Registrant and Phillip A. Sharp (a)**

(10.8) Consulting Agreement dated as of April 1, 1991, as amended, between Registrant and Alexander G. Bearn (f)**

(10.9) Letter Agreement dated March 24, 1998 with Alexander G. Bearn relating to renewal of Independent Consulting Agreement *, **

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

(10.11) Letter regarding employment of James L. Vincent dated September 23, 1985 (b)**

(10.12) Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated as of November 21, 1996
              (q)**

(10.13) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (g)**

(10.14) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1995) (o)**

(10.15) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1997) (s)**

(10.16) Letter dated April 7, 1993 regarding employment of Dr. Joseph M. Davie (h)**

(10.17) Form of Indemnification Agreement between Registrant and each Director and Executive Officer (c)**

(10.18) Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc. (a)

(10.19) First Amendment to Lease dated January 19, 1989 amending Cambridge Center Lease dated October 4, 1982 (g)

(10.20) Second Amendment to Lease dated March 8, 1990 amending Cambridge Center Lease dated October 4, 1982 (g)

(10.21) Third Amendment to Lease dated September 25, 1991 amending Cambridge Center Lease dated October 4, 1982 (g)

(10.22) Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982 (s)

(10.23) Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982 (s).

(10.24) Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Realty Limited Partnership (j)

(10.25) 1983 Employee Stock Purchase Plan, as amended and restated through September 12, 1997 (s)**

(10.26) 1982 Incentive Stock Option Plan, as amended through April 25, 1995 and restated with form of Option Agreement (t)**

(10.27) 1985 Non-Qualified Stock Option Plan, as amended through December 6, 1996 and restated with form of Option Agreement (t) **

(10.28) 1987 Scientific Board Stock Option Plan, as amended through September 12, 1997 (s)**

(10.29)       Voluntary Executive Supplemental Savings Plan (m)**

(10.30) Amendment No. 1 dated April 25, 1997 to Voluntary Executive Supplemental Savings Plan (s)**

(10.31) Amendment No. 2 dated March 11, 1998 to Voluntary Executive Supplemental Savings Plan *,**

(10.32)       Amended and Restated Supplemental Executive Retirement Plan (s)**

(10.33)       Voluntary Board of Directors Savings Plan (m)**

(10.34) Amendment No. 1 dated April 25, 1997 to Voluntary Board of Directors Savings Plan (s)**

(10.35) Amendment No. 2 dated March 11, 1998 to Voluntary Board of Directors Savings Plan *,**

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

(10.43) Supplemental Amendment and Agreement dated as of March 1, 1994 between the Registrant and Schering Corporation (l)

(10.44) Agreement and Amendment between the Registrant and Schering Corporation dated May 1, 1998 (t).

(13)          Incorporated portions from Biogen, Inc. 1998 Annual Report to
              Shareholders *

(21)          Subsidiaries of the Registrant *

(24.1)        Consent of PricewaterhouseCoopers LLP *

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

       (s) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-12042, and incorporated herein by reference.

       (t) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-12042, and incorporated herein by reference.

       * Filed herewith

       ** Management contract or compensatory plan or arrangement

(b)    Reports on Form 8-K

     During the fourth quarter of 1998, the Company filed a report on Form 8-K announcing the resignation of James R. Tobin as its President and Chief Executive Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.

By:   /s/ James L. Vincent
   ---------------------------------------
   James L. Vincent, Chairman of the Board

Dated March 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                                              DATE
----------                       -----                                              ----

 /s/ James L. Vincent            Chairman of the Board and                          March 23, 1999
------------------------         Chief Executive Officer
James L. Vincent                 (principal executive officer)

 /s/ Timothy M. Kish             Vice President - Finance and Chief                 March 23, 1999
------------------------         Financial Officer (principal
Timothy M. Kish                  financial and accounting officer)

 /s/ Alexander G. Bearn          Director                                           March 23, 1999
------------------------
Alexander G. Bearn

 /s/ Harold W. Buirkle           Director                                           March 23, 1999
------------------------
Harold W. Buirkle

 /s/ Alan Belzer                 Director                                           March 23, 1999
------------------------
Alan Belzer

 /s/ Mary L. Good                Director                                           March 23, 1999
------------------------
Mary L. Good

 /s/ Thomas F. Keller            Director                                           March 23, 1999
------------------------
Thomas F. Keller

 /s/ Roger H. Morley             Director                                           March 23, 1999
------------------------
Roger H. Morley

 /s/ Kenneth Murray              Director                                           March 23, 1999
------------------------
Kenneth Murray



 /s/ Phillip A. Sharp            Director                                           March 23, 1999
----------------------
Phillip A. Sharp

 /s/ Alan K. Simpson             Director                                           March 23, 1999
---------------------
Alan K. Simpson

 /s/ James W. Stevens            Director                                           March 23, 1999
----------------------
James W. Stevens



                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.2 Letter Agreement dated September 11, 1998, with Kenneth Murray related to renewal of Independent Consulting Agreement.

10.5 Letter Agreement dated December 11, 1998 with Phillip A. Sharp related to chairmanship of Scientific Board and renewal of Independent Consulting Agreement.

10.9 Letter Agreement dated March 24, 1998 with Alexander G. Bearn related to renewal of Independent Consulting Agreement.

(10.31) Amendment No. 2 dated March 11, 1998 to Voluntary Executive Supplemental Savings Plan

(10.35) Amendment No. 2 dated March 11, 1998 to Voluntary Board of Directors Savings Plan

(13)           Incorporated portions from Biogen, Inc. 1998 Annual Report to
               Shareholders

(21)           Subsidiaries of the Registrant

(24.1)         Consent of PricewaterhouseCoopers LLP

(27)           Financial Data Schedule

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Biogen, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 14, 1999 appearing in the 1998 Annual Report to Shareholders of Biogen, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP

Boston, Massachusetts
January 14, 1999

                                  BIOGEN, INC.
                                   Schedule II
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                               Balance at   Additions Charged
                                              Beginning of    to Costs and                     Balance at
             Description                         Period          Expenses       Deductions   End of Period
---------------------------------------      -------------  -----------------   ----------   -------------

Allowance For Doubtful Accounts:

Year Ended December 31, 1998                $        1,645  $              --  $         3  $        1,642
                                             =============   ================   ==========   =============
Year Ended December 31, 1997                $        1,480  $           1,196  $     1,031  $        1,645
                                             =============   ================   ==========   =============
Year Ended December 31, 1996                $           --  $           1,480  $        --  $        1,480
                                             =============   ================   ==========   =============

Sales Returns & Allowances,

   Discounts and Rebates:

Year Ended December 31, 1998                $        3,789  $          26,172  $    24,369  $        5,592
                                             =============   ================   ==========   =============
Year Ended December 31, 1997                $        1,350  $          18,387  $    15,948  $        3,789
                                             =============   ================   ==========   =============
Year Ended December 31, 1996                $           --  $           3,640  $     2,290  $        1,350
                                             =============   ================   ==========   =============