Form 10-K/A
period 1998-12-31
BIOGEN INC
filed 1999-04-30
CIK 714655

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                  Yes [X]           No [ ]

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT THE DIRECTORS

         The Company's Board of Directors consists of twelve members divided into three equal classes serving staggered three-year terms. Information concerning the Company's Directors is set forth below.

Alexander G. Bearn, M.D.      Director since 1991; Member of the class of
(age 76)                      directors with term ending in 2000; Executive
                              Officer of the American Philosophical Society since 1997; Visiting Physician, Adjunct Professor at the Rockefeller University in New York since
                              1966 and Trustee of the Rockefeller University since 1970; Trustee of Howard Hughes Medical
                              Institute since 1987; from 1979 to 1988, Senior
                              Vice President for Medical and Scientific Affairs of the International Division of Merck & Co.;
                              Director of Vasomedical, Inc.; member of the Scientific Board of the Company and nominated as a director pursuant to designation by the Scientific
                              Board.

Alan Belzer                   Director since 1990; Member of the class of
(age 66)                      directors with term ending in 2001; President,
                              Chief Operating Officer and Director,
                              Allied-Signal, Inc. from 1988 to 1993; from 1983 to 1988, Executive Vice President and President,
                              Engineered Materials Sector, Allied-Signal, Inc.

Harold W. Buirkle             Director since 1986; Member of the class of
(age 78)                      directors with term ending in 2000; Managing
                              Director, The Henley Group, Inc. from 1986 to
                              1990; from 1983 to 1985, Executive Vice President,
                              Finance and Planning, Allied Corporation (now
                              Allied-Signal, Inc.).

Mary L. Good, Ph.D.           Director since 1997; Member of the class of
(age 67)                      directors with term ending in 2001; Managing
                              Member, Venture Capital Investors, LLC since 1997;
                              Donaghey University Professor at University of
                              Arkansas at Little Rock since September 1998;
                              Under Secretary for Technology, United States
                              Department of Commerce from 1993 to 1997; Senior
                              Vice President, Technology, Allied Signal, Inc.
                              from 1988 to 1993; Director of IDEXX Laboratories and Whatman Co. plc.

Thomas F. Keller, Ph.D.       Director since 1996; Member of the class of
(age 67)                      directors with term ending in 1999; R.J. Reynolds
                              Professor of Business Administration, Duke
                              University, since 1974; Dean, Fuqua School of
                              Business, Duke University, from 1974 until 1996;
                              Director of American Business Products, LADD
                              Furniture Co., Inc., Dimon, Inc., Wendy's
                              International, Nations Funds and Mentor Series
                              Trust.

Roger H. Morley               Director since 1987; Member of the class of
(age 67)                      directors with term ending in 1999; Vice
                              President, Schiller International University,
                              Heidelberg, Germany since 1983; Co-Managing
                              Director, R&R Inventions Ltd., Birmingham, U.K;
                              Advisory Director of Bank of America, Illinois;
                              Director, Blyth Industries.

James C. Mullen               Director since April 1999; Member of the class of
(age 40)                      directors with term ending in 1999; President and
                              Chief Operating Officer of Biogen, Inc. since
                              January 1999; Vice President-International of
                              Biogen, Inc. from 1996 until January 1999; Vice
                              President-Operations of Biogen, Inc. from 1991 to
                              1996. Prior to joining Biogen in 1989, Mr. Mullen held various positions of responsibility at Smith
                              Kline-Beckman Corporation (now SmithKline Beecham) from 1984 to 1988, including Director Engineering
                              SmithKline and French Laboratories Worldwide.

Sir Kenneth Murray, Ph.D.     Director since 1980; Member of the class of
(age 68)                      directors with term ending in 2001; Biogen
                              Professor of Molecular Biology, University of
                              Edinburgh, Scotland since 1984 (Emeritus since
                              1998); during 1985 and 1986, Interim Research
                              Director of Biogen S.A; Fellow of the Royal
                              Society; Vice Chairman of the Scientific Board of the Company and nominated as a director pursuant to designation by the Scientific Board.

Phillip A. Sharp, Ph.D.       Director since 1982; Member of the class of
(age 54)                      directors with term ending in 1999; Institute
                              Professor, Center for Cancer Research
                              Massachusetts Institute of Technology since March
                              1999; from 1991 until March 1999, Salvador E.
                              Luria Professor and Head of the Department of Biology, Center for Cancer Research, MIT; Director of the Center for Cancer Research at MIT from 1985 to 1991; Chairman of the Scientific Board of the Company and nominated as a director pursuant to designation by the Scientific Board; Nobel
                              Laureate.

Alan K. Simpson               Director since 1997; Member of the class of
(age 67)                      directors with term ending in 2000; United States
                              Senator from Wyoming from 1979 to 1997; Director of PacifiCorp. and I.D.S.-American Express.

James W. Stevens              Director since 1986; Member of the class of
(age 62)                      directors with term ending in 2001; Chairman,
                              Prudential Asset Management Group from 1993 to
                              1995; Executive Vice President, The Prudential
                              Insurance Company of America and Prudential
                              Investment Corporation from 1987 to 1995; Managing
                              Director, Dillon, Read & Company Inc. from 1985 until 1987; from 1984 until 1985, Group Executive of Citicorp and Citibank N.A. and Chairman of Citicorp Venture Capital, Ltd; Director of Maxcor
                              Financial Group Inc. and Pen-Tab Industries, Inc.

James L. Vincent              Director since 1985; Member of the class of
(age 59)                      directors with term ending in 2000; Chairman of
                              the Board of Directors of Biogen, Inc. since 1985;
                              Chief Executive Officer of Biogen, Inc. since
                              December 1998 and from 1985 until February 1997, and President from 1985 to February 1994; from 1982 to 1985, Group Vice President, Allied
                              Corporation (now Allied-Signal, Inc.) and
                              President, Allied Health and Scientific Products
                              Company; from 1979 through 1980, Executive Vice
                              President, Chief Operating Officer and a Director of Abbott Laboratories, Inc.; Director of CuraGen
                              Corporation.

INFORMATION ABOUT THE EXECUTIVE OFFICERS

         Information concerning the Company's Executive Officers is set forth in
Part I of this Annual Report.

SECTION 16(a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's officers, directors and greater-than-ten-percent stockholders are required to file reports of ownership and change of ownership with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Based solely on information provided to the Company by the individual directors and officers, the Company believes that, during the fiscal year ended December 31, 1998, all such parties complied with all applicable filing requirements except for late reporting of the following transactions: (i) re-sent filings for Harold Buirkle, Kenneth Murray, Alexander Bearn and Roger Morley to address a legibility problem in faxed copies sent in October 1998,
(ii) an amended filing for Frank Burke showing an additional transaction in August 1998, (iii) late filings for Harold Buirkle (option exercise) in December 1998, Joseph M. Davie (purchase in July 1998) and Alexander Bearn (exercise and sale transactions in April and October of 1998), (iv) a late filing of Form 3 for Michael Bonney upon his becoming an executive officer.

ITEM 11 - EXECUTIVE COMPENSATION

         The following table sets forth the compensation of those persons who served as the Company's Chief Executive Officer in 1998 and the four other most highly compensated executive officers (the "Named Executive Officers") during the three fiscal years ended December 31, 1998.

SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                          Annual Compensation                        Compensation
                            ----------------------------------------------------     ------------
                                                                                        Shares
Name and Principal                                                Other Annual        Underlying         All Other
Position(1)                 Year       Salary         Bonus      Compensation(2)     Options(#)(1)    Compensation(3)
------------------          ----     ----------     --------     ---------------     -------------    ---------------
---------------------------------------------------------------------------------------------------------------------

James L. Vincent,           1998     $1,014,000     $      0        $      0             60,000           $19,279
  Chairman  of the          1997        975,000            0               0            150,000            33,564
  Board and Chief           1996        860,000      750,000               0                  0            31,167
  Executive Officer

---------------------------------------------------------------------------------------------------------------------

James R. Tobin,             1998        634,998      540,000          21,626            220,000             4,602
  Former President and      1997        573,575      400,000          43,447            240,000             5,355
  Chief Executive Officer   1996        460,000      275,000         161,707                  0             4,618

---------------------------------------------------------------------------------------------------------------------

Joseph M. Davie             1998        329,992       80,000               0             10,000             8,530
  Senior Vice President -   1997        310,000       74,500          25,000             10,000             8,685
  Research                  1996        296,000       58,000          25,000             10,000             6,964

---------------------------------------------------------------------------------------------------------------------

Irving H. Fox               1998        265,980       64,500               0              5,000             9,106
  Former Vice President-    1997        256,000       61,500               0             10,000             6,760
  Medical Affairs           1996        246,500       66,500          35,000             10,000             6,032

---------------------------------------------------------------------------------------------------------------------

James C. Mullen             1998        260,000       70,900               0             30,000             4,010
  President and Chief       1997        245,000       59,000          67,757             20,000             3,472
  Operating Officer         1996        216,500       64,000               0             20,000             3,137

---------------------------------------------------------------------------------------------------------------------

Michael J. Astrue           1998        250,000       76,500               0             15,000             4,030
  Vice President - General  1997        225,000       61,000               0             12,000             4,081
  Counsel                   1996        210,000       53,000          19,818             10,000             3,667

---------------------------------------------------------------------------------------------------------------------


----------------------------

(1) Mr. Vincent became Chief Executive Officer in December 1998 after the resignation of James R. Tobin. Mr. Vincent served as Chairman during all of 1998. Dr. Fox resigned as Vice President - Medical Affairs in January 1999. The options granted to Mr. Tobin and Dr. Fox in 1998 lapsed unvested upon their respective resignations.

(2) Other Annual Compensation in 1998 for Mr. Tobin includes the portion of payments made under a contingent bonus and mortgage loan forgiveness program in connection with his hiring which became vested during the last fiscal year in the amount of $21,626.

(3) All Other Compensation in 1998 for all of the named individuals includes the dollar value of matching contributions made in shares of the Company's Common Stock during the last fiscal year under the Company's 401(k) plan in the amount of $2,400 for each of the named individuals, and matching amounts of less than $100 per officer made by the Company under its non-qualified Voluntary Executive Supplemental Savings Plan for compensation in excess of the amount that may be taken into account under the 401(k) plan. All Other Compensation also includes, for each of the named individuals, the dollar value of premiums paid by the Company during the last fiscal year with respect to term life insurance for their benefit under an executive life insurance program in the amount of $16,779 for Mr. Vincent, $2,102 for Mr. Tobin, $6,030 for Dr. Davie, $6,606 for Dr. Fox, $1,510 for Mr. Mullen and $1,530 for Mr. Astrue.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding options granted to the Named Executive Officers in 1998.

                           Individual Grants
                      -----------------------------
                      Number of                                                         Potential Realizable Value at
                        Shares        % of Total                                     Assumed Annual Rates of Stock Price
                      Underlying    Options Granted                                    Appreciation for Option Term(2)
                       Options      to Employees in     Exercise      Expiration     -----------------------------------
Name                  Granted(1)      Fiscal Year      Price($/Sh)       Date               5%($)             10%($)
----                  ----------    ---------------    -----------    ----------        -----------        -----------

James L. Vincent        60,000           4.05            $81.4688      12/11/08         $ 3,074,113        $ 7,790,409

James R. Tobin(3)      220,000          14.80             81.4688      12/11/08          11,271,746         28,564,834

Joseph M. Davie         10,000           0.67             81.4688      12/11/08             512,352          1,298,402

Irving H. Fox(3)         5,000           0.34             81.4688      12/11/08             256,176            649,201

James C.  Mullen        30,000           2.02             81.4688      12/11/08           1,537,056          3,895,205

Michael J. Astrue       15,000           1.01             81.4688      12/11/08             768,528          1,947,602

-------------------------
(1) All options listed were granted pursuant to the 1985 Plan at the market price on the date of grant and have ten-year terms. All of the options, except those granted to Mr. Vincent, vest annually in equal installments over five years, commencing one year from the date of grant. The options granted to Mr. Vincent are immediately exercisable, but the shares issuable upon exercise of the options are subject to repurchase by the Company under certain conditions and for a specified period.

(2) The potential realizable values for all stockholders at the assumed annual rates of stock price appreciation of 5% and 10% would be $3,769,346,668 and $9,552,270,167, respectively. These values assume increases in the value of the shares of Common Stock outstanding at December 31, 1998 at the stated percentages over a ten-year period from an initial value of $81.4688, the average of the high and low sales prices of the Company's Common Stock on December 31, 1998.

(3) The options granted to Mr. Tobin and Dr. Fox in 1998 lapsed unvested upon their respective resignations from the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

         The following table sets forth information regarding options held by the Named Executive Officers of the Company in 1998. The table does not reflect transactions which have occurred to date in 1999.

                                                                 Number of Shares           Value of Unexercised In-the-
                                                              Underlying Unexercised           Money Options at Year-
                                                                Options at Year-End                    End(1)
                                                           ------------------------------  -------------------------------
                    Shares Acquired
Name                 on Exercise(#)      Value Realized    Exercisable(2)   Unexercisable  Exercisable(2)    Unexercisable
----                ----------------     --------------    --------------   -------------  --------------    -------------

James L. Vincent              0            $        0          627,500                0      $30,187,942      $         0

James R. Tobin(3)             0                     0          560,142          849,858       31,830,984       32,030,508

Joseph M. Davie               0                     0          361,142          168,858       24,451,138       10,416,388

Irving H. Fox(3)         47,000             2,560,145          147,000           44,000        9,075,556        2,067,964

James C. Mullen          20,000               517,560          223,133          103,867       13,978,668        3,903,703

Michael J. Astrue             0                     0          136,866           77,134        8,938,983        3,648,410

--------------------------
(1) The value of unexercised in-the-money options at year-end assumes a fair market value for the Company's Common Stock of $81.4688, the average of the high and low sales prices of the Company's Common Stock on December 31, 1998.

(2) The options granted to Mr. Vincent are immediately exercisable, but the shares issuable upon exercise of the options are subject to repurchase by the Company under certain conditions and for a specified period.

(3) The options granted to Mr. Tobin and Dr. Fox in 1998 lapsed unvested upon their respective resignations from the Company.

PENSION PLAN

         The Company has a defined benefit pension plan in which all regular U.S. employees participate as of the first day of the quarter following date of hire. Benefits are expressed as cash balance accounts. At the end of each plan year, the Company makes a contribution to the participant's account in the form of a basic credit ranging from 2% to 15% of the participant's compensation during the year depending on participant's age. In addition, a participant may receive a supplemental credit equal to 3% (or the participant's basic credit percentage, if less) of compensation during the year in excess of the participant's Social Security covered compensation level. Account balances grow each year at a specified rate of interest equal to the average of the One-Year Treasury Bill (T-bill) rate for the prior year plus 1%. The plan's interest credit will not be less than 5.25% nor more than 10%. A participant is eligible to retire and begin receiving his or her vested benefit from the plan as early as age 55. The total account balance is converted to a monthly pension at retirement. Alternatively, a participant may elect to receive his or her account balance as a lump sum. For 1995 and earlier years, the benefit formula provided at different times varying amounts of benefit accrual. A participant's vested interest in the plan is subject to a graded vesting schedule based on years of service with Biogen and fully vests after seven years of service.

         The Company also maintains a Supplemental Executive Retirement Plan ("SERP"). The SERP provides benefits that, due to tax law limits, cannot be paid from the qualified pension plan. For certain executive officers, the SERP also preserves the level of retirement benefits provided under the pension plan's benefit formula before its amendment effective in 1989 to comply with the Tax Reform Act of 1986.

         The following table shows estimated annual benefits payable upon normal retirement (age 65) for life under the pension plan and the SERP. These estimates assume that account balances will grow 7% each year, that an employee will work for the Company until normal retirement age with no change from

1998 compensation, and that the participant's Social Security covered compensation level will not change.

Current Salary
Plus Bonus                            15         20          25         30           35
--------------                     -------    -------     -------    ---------   ---------

  300,000.......................    94,000    131,000     176,000      231,000     299,000
  400,000.......................   128,000    178,000     239,000      315,000     409,000
  500,000.......................   161,000    225,000     302,000      400,000     518,000
  600,000.......................   194,000    271,000     365,000      484,000     628,000
  700,000.......................   227,000    318,000     429,000      568,000     738,000
  800,000.......................   260,000    365,000     492,000      652,000     847,000
  900,000.......................   293,000    411,000     555,000      736,000     957,000
1,000,000.......................   326,000    458,000     618,000      820,000   1,067,000
1,100,000.......................   359,000    505,000     682,000      905,000   1,176,000
1,200,000.......................   393,000    551,000     745,000      989,000   1,286,000
1,300,000.......................   426,000    598,000     809,000    1,074,000   1,415,000

         The (i) current pensionable earnings (salary and bonus), (ii) current years of service, and (iii) projected total service at age 65 are as follows for each of the current executive officers named in the compensation and option tables: Mr. Vincent ($1,014,000, 13.5 years, 19 years (projected)); Dr. Davie ($409,992, 6.0 years, 11.5 years (projected)); Mr. Mullen ($330,900, 10 years,
34 years (projected)) and Mr. Astrue ($326,500, 6 years, 28 years (projected). The 1998 pensionable earnings (salary and bonus) and years of service as of date of resignation for Mr. Tobin and Dr. Fox are $1,174,998, 5 years and $320,480, 9 years, respectively.

DIRECTOR COMPENSATION

         Non-employee members of the Company's Board of Directors receive a $20,000 per year retainer, $1,500 for each Board meeting attended and $500 for attending each meeting of Committees of the Board on which they serve, except for Committee chairmen, who receive $1,000 per Committee meeting attended. Those directors who are members of the Company's Scientific Board and who are not Company employees also received in 1998 an annual consulting fee of $20,000, $2,000 per day for Scientific Board meetings, and $500 per day for each full working day spent in the Company's laboratories, except for the Chairman of the Scientific Board whose annual consulting fee in 1998 was $75,000. Directors who are not members of the Company's Scientific Board are eligible to participate in the Company's 1985 Non-Qualified Stock Option Plan (the "1985 Plan"). In 1998, James W. Stevens, Harold W. Buirkle and Roger H. Morley were each granted options for the purchase of 30,000 shares of the Company's Common Stock under the 1985 Plan. Directors who are members of the Scientific Board are eligible to participate in the Company's 1987 Scientific Board Stock Option Plan (the "1987 Plan"). In 1998, Alexander G. Bearn and Kenneth Murray were each granted options for the purchase of 30,000 shares of the Company's Common Stock under the 1987 Plan, and Phillip A. Sharp was granted an option for the purchase of 75,000 shares. Directors may defer all or part of their cash compensation pursuant to the Company's Voluntary Board of Directors Savings Plan.

EMPLOYMENT ARRANGEMENTS WITH THE COMPANY

         Dr. Davie, Mr. Mullen and Mr. Astrue each has an employment agreement with the Company under which he receives executive life insurance and tax preparation services. The employment agreements for Dr. Davie, Mr. Mullen and Mr. Astrue each further provides for compensation in the event of termination by the Company, other than for cause, in the amount of base salary and certain medical benefits, for twelve months or until alternative employment is obtained, if earlier. The employment agreements for each of Dr. Davie, Mr. Mullen and Mr. Astrue also provide for a specified target bonus each year. Mr. Vincent has an employment agreement under which he receives term life, disability, and personal liability insurance, personal income tax preparation and tax audit services. Mr. Vincent's agreement was amended in 1996. Under Mr. Vincent's amended employment agreement, in the event of a non-cause termination (whether by the Company or by Mr. Vincent in certain circumstances, including following a change of control of the Company), Mr. Vincent will be entitled to receive a payment equal to at least 2.5 times and no more than 6.5 times his average annual cash compensation for the three years preceding termination, depending upon the date of termination. In the event of termination, under certain circumstances, Mr. Vincent will be entitled to the continuation of certain benefits until age 65 as well as continued service credit and possible accelerated payment under the Company's SERP. Termination payments will be made together with the amount of certain excise taxes imposed on the termination payments. The amended agreement also includes a three-year non-competition provision and a two-year non-solicitation provision.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In 1998, the members of the Compensation and Management Resources Committee, which determines cash remuneration and benefits for senior executives and reviews executive development and succession, were Roger H. Morley, (Chairman), Harold W. Buirkle, Phillip A. Sharp and James L. Vincent, the Chairman of the Board and Chief Executive Officer of the Company.

JOINT REPORT ON COMPENSATION PHILOSOPHY BY THE COMPENSATION AND MANAGEMENT RESOURCES COMMITTEE AND STOCK AND OPTION PLAN ADMINISTRATION COMMITTEE

         Having attained its goal of moving from a development-stage company to a fully-integrated pharmaceutical company, Biogen is now focused on achieving continued growth and development. The Company's current strategy towards this objective is to grow the worldwide market for its AVONEX(R) (Interferon Beta-1a) product, develop drugs from its current pipeline, fill its pipeline so that there are new drugs to bring to market in the future, continue to foster the creative energies of the internal research group as a source of new development programs, and do all of this in a financially responsible way so as to maximize value for shareholders. The Company's achievements in 1998 reflect its efforts toward fulfilling this strategy. These achievements included maintaining the position of AVONEX(R) as the market leader in the United States multiple sclerosis market, launching AVONEX(R) in several new geographic markets and achieving market leadership with AVONEX(R) in several European countries, accelerating development of the Company's clinical pipeline and reporting record revenues, net income and earnings per share.

         The goals that Biogen has set and the strategy it has adopted are challenging. The Company's success in achieving its mission to date and the magnitude of this success are due in large part to the Company's philosophy and practice of recruiting, motivating and retaining senior executives with demonstrated talent and managerial leadership skills typically gained from successful experiences in positions of greater scope and responsibility in pharmaceutical and other industry settings. A competitive compensation program has been a crucial part of the Company's efforts. The Biogen executive compensation program consists of three parts: base salary and benefits, annual bonus and stock options. The Company's target for total compensation is to be competitive with major biotechnology companies, generally those peer companies with significant revenues and at least one product successfully developed and marketed, and with pharmaceutical industry companies, on a size-adjusted basis. In 1998, the total compensation package paid to executive officers, other than the Chairman and Chief Executive Officer, was about average compared to the major biotechnology companies with respect to cash compensation and the value of stock options granted. Individual compensation decisions are made with reference to progress toward goals tailored for Biogen's stage of development.

         BASE SALARY AND BENEFITS

         Company philosophy is to maintain executive base salary at a competitive level sufficient to recruit individuals possessing the skills and values necessary to achieve the Company's vision and mission over the long term. Determinations of appropriate base salary levels and other compensation elements are generally made through participation in a variety of industry surveys and studies, as well as by monitoring developments in key industries such as the pharmaceutical industry. Periodic adjustments in base salary relate to competitive factors and to individual performance evaluated against pre-established objectives. Executive officers are also entitled to participate in benefit plans generally available to employees and receive executive life insurance and other benefits as described elsewhere in this Proxy Statement.

         ANNUAL BONUS

         The Compensation and Management Resources Committee of the Board, in its discretion, may award bonuses to executive officers, and the Company pays bonuses based on each executive officer's achievement of his or her performance goals. The intent of the annual bonus is to motivate and reward performance of senior executives measured against distinct and clearly articulated goals and also with a view to the competitive compensation practices of the biotechnology industry. The goals vary with responsibilities and are based on individual milestones rather than overall measures of the Company's performance. In 1998, these goals included: expansion of AVONEX(R) sales into new geographic markets, achievement of certain commercial milestones with respect to AVONEX(R), approval of the Company's Research Triangle Park facility as a new site for the manufacture of AVONEX(R), achievement of certain clinical milestones with respect to the Company's key development-stage products, achievement of certain research and development milestones with respect to the Company's product pipeline and completion of key recruiting and strategic planning efforts.

         STOCK OPTIONS

         Stock options are a fundamental element in the total compensation program because they emphasize long-term Company performance as measured by creation of stockholder value and foster a community of interest between stockholders and employees. Accordingly, the Company believes that the use of stock options is preferable to other forms of stock compensation such as restricted stock. Options are granted to all regular full-time employees, and particularly to key employees likely to contribute significantly to the Company. In determining the size of an option grant to an executive officer, the Company considers not only competitive factors, changes in responsibility and the executive officer's achievement of individual pre-established goals, but also the number and terms of options previously granted to the officer. In addition, the Company usually makes a significant grant of options when an executive officer joins the Company. The size of option grants to executive officers is determined by the Stock and Option Plan Administration Committee.

         Options are granted, as a matter of Company policy, at 100% of the fair market value on the date of grant. The Company generally awards options to officers on employment and at regular intervals, but other awards may be made. Some of the Company's stock option plans also provide for granting options to members of the Board of Directors and the Scientific Board. Options granted to employees generally vest over periods ranging from five to seven years after grant.

         CEO COMPENSATION

         The compensation of Biogen's Chief Executive Officer reflects the Company's general compensation philosophy. James R. Tobin was Chief Executive Officer of the Company until December 1998. He was succeeded by James L. Vincent who is also the Chairman of the Board. Mr. Tobin's compensation in 1998 was not formula-based but rather was determined by the Compensation and Management Resources Committee and the Stock and Option Plan Administration Committee based on the Committees' assessment of Mr. Tobin's performance and review of data showing the compensation of Mr. Tobin's peers in the pharmaceutical industry. Mr. Tobin's performance was evaluated by the Committees by considering various factors, including the breadth of Mr. Tobin's responsibilities and progress made by the Company toward its goals as measured by the Committees' assessment of the performance of the key departments. In 1998, the Company's progress and the quality of Mr. Tobin's performance were reflected in the Company's various achievements. These achievements included maintaining the position of AVONEX(R) as the market leader in the multiple sclerosis market in the United States, achieving market leadership with AVONEX(R) in certain European countries, the launching of AVONEX(R) in several new geographic markets, progress on early stage clinical trials of several key development-stage products, and reporting record revenues, net income and earnings per share.

         In determining whether to grant Mr. Tobin options, the Compensation and Management Resources Committee and the Stock and Option Plan Administration Committee considered not only competitive factors and Mr. Tobin's performance, but also the number and terms of options previously granted. Options were granted to Mr. Tobin in 1998 in recognition of his performance. The options granted to Mr. Tobin in 1998 lapsed unvested when he resigned in December 1998.

         IMPACT OF INTERNAL REVENUE CODE SECTION 162(m)

         Internal Revenue Code Section 162(m) ("Section 162(m)") precludes a public corporation from taking a deduction for compensation in excess of $1 million paid to its chief executive officer or any of its four other highest paid officers. Certain income is not subject to the limit. As a result, the Company was able to fully deduct compensation paid to its executive officers in 1998. At such time as this provision would affect the Company, the Board and Committees will assess the practical effect on executive compensation and determine what action, if any, is appropriate while maintaining the discretion to compensate its executive officers in a manner consistent with the Company's compensation policies without regard to deductibility.

         COMMITTEES' ROLES

         The stock option plans for senior executives are administered by the Stock and Option Plan Administration Committee (consisting of Messrs. Morley and Buirkle) of the Board of Directors. Other compensation decisions for senior executives are made by the Compensation and Management Resources Committee or, in the case of the Chief Executive Officer, by the Board based on recommendations from that Committee.

              Roger H. Morley, Chairman, Compensation and Management Resources
                Committee
              Harold W. Buirkle
              Phillip A. Sharp
              James L. Vincent

PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in the Company's cumulative total shareholder return on its Common Stock during a period commencing on December 31, 1993 and ending December 31, 1998 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company's share price at the end and the beginning of the period; by
(ii) the share price at the beginning of the period) with the cumulative return of the Standard & Poor's 500 Stock Index and the NASDAQ Pharmaceutical Stocks Total Return Index. The NASDAQ Pharmaceutical Stocks Total Return Index, which is calculated and supplied by NASDAQ, represents all companies trading on NASDAQ under the Standard Industrial Classification (SIC) Code for pharmaceutical, including biotechnology, companies. Biogen has not paid dividends, and no dividends are included in the representation of the Company's performance. The share prices have been adjusted to reflect a two-for-one stock split effected by the Company in November 1996. The stock price performance on the graph below is not necessarily indicative of future price performance.








-----------------------------------------------------------------------------
                   1998       1997       1996      1995       1994       1993
                  -----      -----      -----     -----      -----      -----
-----------------------------------------------------------------------------
Biogen            416.2      182.4      194.3     154.2      104.7      100.0
-----------------------------------------------------------------------------
S&P 500           295.7      229.6      172.0     139.5      101.4      100.0
-----------------------------------------------------------------------------
NASDAQ            183.0      143.0      138.5     138.0      75.3       100.0
Pharm. Index
-----------------------------------------------------------------------------

ITEM 12 - SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SHARE OWNERSHIP

         The following table sets forth information as of April 7, 1999 concerning the ownership of Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock, each current member of the Board of Directors, each of the executive officers named in the Summary Compensation Table included in this Proxy Statement and all current directors and executive officers as a group. Except as otherwise noted, the persons or entities identified have sole voting and investment power with respect to their shares.

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------

NAME AND ADDRESS**                                       NUMBER(1)    PERCENT(1)
------------------                                     -----------    ----------
Alexander G. Bearn ..................................     30,200(2)         *
Alan Belzer .........................................    104,000(3)         *
Harold W. Buirkle ...................................    201,500            *
Mary L. Good ........................................     20,000(3)         *
Thomas F. Keller ....................................     20,400(4)         *
Roger H. Morley .....................................     40,000(3)         *
Kenneth Murray ......................................    424,000(5)         *
Phillip A. Sharp ....................................    458,000(6)         *
Alan K. Simpson .....................................      9,320(7)         *
James W. Stevens ....................................    152,000(8)         *
James R. Tobin ......................................          0            0
James L. Vincent ....................................    825,513(9)      1.09%
James C. Mullen .....................................    236,974(10)        *
Joseph M. Davie .....................................    272,044(11)        *
Irving H. Fox .......................................     13,236(12)        *
Michael J. Astrue ...................................    108,922(13)        *
All current executive officers and directors as
a group (23 persons) ................................  3,380,121(14)     4.36%

FMR Corp. ...........................................  7,565,800(15)     10.6%
82 Devonshire St ....................................
Boston, MA 02109

Neuberger Berman, LLC ...............................  4,156,665(16)     5.53%
605 Third Ave.
New York, NY 10158-3698

------------------------------
* Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.

** Addresses are given only for beneficial owners of more than 5% of the Company's outstanding shares of Common Stock.

(1) All references to options in these notes mean those options which are held by the respective person on April 7, 1999 and which are exercisable on April 7, 1999 or become exercisable on or before sixty days after April 7, 1999. The calculation of percentages is based upon the number of shares issued and outstanding at April 7, 1999, plus shares subject to options held by the respective person at April 7, 1999, which are exercisable on April 7, 1999 or become exercisable on or before sixty days after April 7, 1999.

(2)   Includes 30,000 shares which may be acquired pursuant to options.

(3)   Represents shares which may be acquired pursuant to options.

(4) Includes 20,000 shares which may be acquired pursuant to options. Shares are held by a partnership of which Dr. Keller is a general partner.

(5)   Includes 72,000 shares which may be acquired pursuant to options.

(6)   Includes 102,000 shares which may be acquired pursuant to options.

(7) Includes 9,320 shares which may be acquired pursuant to options, and includes option shares held by Mr. Simpson's wife.

(8)   Includes 72,000 shares which may be acquired pursuant to options.

(9) Includes 792,500 shares which may be acquired pursuant to options. Certain of the shares acquired upon exercise of such options are subject to repurchase by the Company under certain circumstances. Includes 1,213 shares held under the Company's 401(k) plan.

(10) Includes 223,133 shares which may be acquired pursuant to options and 851 shares held under the Company's 401(k) plan.

(11) Includes 261,142 shares which may be acquired pursuant to options and 272 shares held under the Company's 401(k) plan.

(12)  Includes 936 shares held under the Company's 401(k) plan.

(13) Includes 96,866 shares which may be acquired pursuant to options and 478 shares held under the Company's 401(k) plan.

(14) Includes 2,258,543 shares which may be acquired pursuant to options. Does not include shares which may be purchased after March 1999 by executive officers who are currently participants in the 1983 Employee Stock Purchase Plan. Includes 8,250 shares held under the Company's 401(k) plan.

(15) FMR Corp. ("FMR") is a holding company. Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR, is the beneficial owner of 7,434,000 shares as a result of acting as an investment adviser to several investment companies and as a result of acting as subadviser to Fidelity American Special Situations Trust ("FASST"). Fidelity Management Trust Company ("FMTC"), a wholly-owned subsidiary of FMR, is the beneficial owner of 96,700 shares as a result of its serving as an investment manager of institutional accounts. Also included are 36,000 shares held by Fidelity International Limited ("FIL") as the result of its acting as an investment advisor to several investment companies. The amount beneficially owned by FIL includes 900 shares owned by FASST which are also included in the amount reported as beneficially owned by Fidelity. FMR, Edward C. Johnson 3rd and Abigail P. Johnson, through their control of FMR, have sole power to dispose of 7,433,100 of the shares beneficially owned by Fidelity and all of the shares beneficially owned by FMTC and have sole power to vote 52,000 of the shares beneficially owned by FMTC. The power to vote the shares beneficially owned by Fidelity resides with the funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' Board of Trustees. FIL, FMR Corp, through its control of Fidelity, and FASST each has sole power to vote and to dispose of the 900 shares held by FASST. The above information was reported on Schedule 13G as of January 7, 1999.

(16) Neuberger Berman, LLC and Neuberger Berman Management, Inc. serve as sub-adviser and investment manager, respectively, of Neuberger Berman's various mutual funds, and as such are deemed to be beneficial owners of the shares held by the funds. Neuberger Berman has sole voting power over 2,775,200 of the shares, and shares dispositive power over all of the shares. The above information was reported on a Schedule 13-G as of February 5, 1999.


ITEM 13- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.


By: /s/ Michael J. Astrue
    ------------------------------------
    Michael J. Astrue
    Vice President - General Counsel

Dated  April 29, 1999