Form 10-Q
period 1999-03-31
BIOGEN INC
filed 1999-05-06
CIK 714655

                    SECURITIES AND EXCHANGE COMMISSION        TOTAL PAGES -   16
                           WASHINGTON, D.C. 20549             EXHIBIT INDEX - 16

                          ----------------------------

                                    FORM 10-Q
(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended   March 31, 1999
                                 -------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from_______________ to _______________________________


                         Commission File Number 0-12042

                          ----------------------------

                                  BIOGEN, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Massachusetts                               04-3002117
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

   14 Cambridge Center, Cambridge, MA                     02142
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:             (617)679-2000

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

                                  Yes          X           No
                                      ------------------      ------------------

Number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1999:


   Common Stock, par value $0.01                          74,953,738
---------------------------------               --------------------------------
      (Title of each class)                             Number of Shares

                                                                          Page 2
                                  BIOGEN, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                          Page No.

Condensed Consolidated Statements of Income -
      Three months ended March 31, 1999
      and 1998                                                              3

Condensed Consolidated Balance Sheets -
      March 31, 1999 and December 31, 1998                                  4

Condensed Consolidated Statements of Cash Flows -
      Three months ended March 31, 1999 and 1998                            5

Notes to Condensed Consolidated Financial Statements                        6

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   9


PART II - OTHER INFORMATION                                                15








Note concerning trademarks:               AVONEX(R) is a registered trademark of
                                          Biogen, Inc.

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                        Three Months Ended
                                                             March 31,
                                                      1999               1998
                                                   ---------           ---------

REVENUES:

 Product sales                                     $ 131,320            $ 76,100
 Royalties                                            40,400              38,372
                                                   ---------           ---------
   Total revenues                                    171,720             114,472
                                                   ---------           ---------
COSTS and EXPENSES:

   Cost of sales                                      24,870              14,873
   Research and development                           50,987              37,120
   Selling, general and administrative                33,861              26,003
                                                   ---------           ---------

Total costs and expenses                             109,718              77,996
                                                   ---------           ---------

Income from operations                                62,002              36,476
Other income, net                                      6,184               6,922
                                                   ---------           ---------
INCOME BEFORE INCOME TAXES                            68,186              43,398
Income taxes                                          22,502              15,627
                                                   ---------           ---------

NET INCOME                                         $  45,684           $  27,771
                                                   =========           =========

BASIC EARNINGS PER SHARE                           $    0.61           $    0.38
                                                   =========           =========
DILUTED EARNINGS PER SHARE                         $    0.58           $    0.36
                                                   =========           =========

SHARES USED IN CALCULATING:
Basic earnings per share                              74,699              73,935
                                                   =========           =========
Diluted earnings per share                            78,765              76,854
                                                   =========           =========



See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     March 31,        December 31,
                                                      1999               1998
                                                   -----------        ------------
                                                   (unaudited)
 ASSETS
    Current assets
      Cash and cash equivalents                    $   91,439           $ 25,445
      Marketable securities                           520,976            491,469
      Accounts receivable, net                        107,677            101,281
      Deferred tax asset                               28,075             26,584
      Other current assets                             50,530             49,365
                                                   ----------          ---------
      Total current assets                            798,697            694,144
                                                   ----------          ---------

    Property, plant and equipment
      Cost                                            281,656            269,038
      Less accumulated depreciation                    92,370             86,487
                                                   ----------          ---------

      Property, plant and equipment, net              189,286            182,551
                                                   ----------          ---------

 Patents, net                                          16,224             15,869
 Marketable securities                                 10,394             12,668
 Other assets                                          15,435             19,483
                                                   ----------          ---------
                                                   $1,030,036          $ 924,715
                                                   ==========          =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities
      Accounts payable                             $   17,381           $ 24,896
      Current portion of long-term debt                 4,888              4,888
      Accrued expenses and other                       88,211            105,305
                                                   ----------          ---------
      Total current liabilities                       110,480            135,089
                                                   ----------          ---------

    Long-term debt, less current portion               56,155             56,960
    Other long term liabilities                        14,781             14,053
    Commitments and contigencies                          --                  --

    Shareholders' equity
      Common stock                                        752                741
      Additional paid in capital                      600,393            538,847
      Retained earnings                               257,385            213,507
      Accumulated other comprehensive income           (9,910)           (13,165)
      Treasury stock, at cost                              --            (21,317)
                                                   ----------          ---------

    Total shareholders' equity                        848,620            718,613
                                                   ----------          ---------
                                                   $1,030,036          $ 924,715
                                                   ==========          =========


See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       1999             1998
                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                       $  45,684         $  27,771
   Adjustments to reconcile net income
     to net cash provided from
     operating activities:
     Depreciation and amortization                      6,620             5,629
     Deferred income taxes                             (1,491)            8,506
     Other                                              ( 349)              756
     Changes in:
       Accounts receivable                               (857)           12,768
       Other current and other assets                   2,883            (6,536)
       Accounts payable, accrued expenses
         and other current and long term
         liabilities                                  (22,677)           (6,553)
                                                    ---------         ---------
   Net cash provided from operating activities         29,813            42,341
                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities                (139,465)         (222,523)
   Proceeds from sales and maturities of
     marketable securities                            110,668           198,931
   Investment in collaborative partners                     -            (5,000)
   Acquisitions of property and equipment             (12,618)           (4,388)
   Additions to patents                                (1,092)           (1,505)
                                                    ---------         ---------
     Net cash used by investing activities            (42,507)          (34,485)
                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of note payable                              --            (1,516)
   Payments of long-term debt                            (805)            ( 805)
   Purchases of treasury stock                             --           (21,500)
   Proceeds from put warrants                           8,332                --
   Issuance of common stock, stock option
     exercises and related tax benefits                71,161            11,209
                                                    ---------         ---------
     Net cash from financing activities                78,688           (12,612)
                                                    ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                  65,994            (4,756)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                               25,445            70,358
                                                    ---------         ---------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                  $  91,439         $  65,602
                                                    =========         =========



See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Biogen, Inc. and its subsidiaries (the "Company"). The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the three months ended March 31, 1998 have been reclassified to conform to the current period presentation.

         Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as, translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. Comprehensive income for the three months ended March 31, 1999 and 1998 was $49 million and $29 million, respectively.

         Dilutive stock options include outstanding options under the Company's stock option plans. Options to purchase 34,000 shares of common stock were outstanding at March 31, 1999 but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. Below is a summary of the shares used in calculating basic and diluted earnings per share (in thousands):


                                        Three Months Ended
                                             March 31,
                                      ----------------------
                                        1999          1998
                                      --------       -------

Weighted average number of shares
 of common stock outstanding           74,699         73,935
Dilutive stock options                  4,066          2,919
                                      -------        -------

Shares used in calculating diluted
   earnings per share                  78,765         76,854
                                      =======        =======


         On February 22, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time over the next two years. The stock repurchase program may be discontinued at any time. To enhance the stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties covering a large portion of the shares intended to be repurchased. The outstanding put warrants permit a net-share settlement at the Company's option. The put warrants sold in connection with the Company's stock repurchase program may have an additional dilutive effect.

2. As of March 31, 1999, the Company had $19.2 million outstanding under a term loan secured by a laboratory and office building in Cambridge, Massachusetts. Principal payments of $1.7 million per annum are due through 2004 with the balance due on May 8, 2005.

         As of March 31, 1999, the Company had $41.9 million outstanding under a loan agreement with a bank for financing the construction of the Company's biological manufacturing facility in North Carolina (the "Construction Loan"). The Construction Loan is secured by the facility. Payments of $805,000 are due quarterly through 2006 with the balance due on March 31, 2007.

         Terms of the loan agreements include various covenants, including financial covenants, which require the Company to maintain minimum net worth, cash flow and various financial ratios.

3. Inventories, which are included in other current assets, are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed. Inventories are as follows:


                                          (In thousands)
                                   ----------------------------
                                   March 31,       December 31,
                                     1999              1998
                                   --------        ------------

         Raw materials              $ 5,290           $ 4,878
         Work in process             15,907            17,585
         Finished goods              15,188            13,402
                                    -------           -------
                                    $36,385           $35,865
                                    =======           =======


4. On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of Biogen's AVONEX(R)(Interferon beta-la). In November 1996, Berlex's New Jersey action was transferred to the U.S. District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgement action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent. On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex seeks a judgement granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to Berlex claims; however, the ultimate outcome is not determinable at this time. A trial is currently scheduled for the fall of 1999 but may be postponed.

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

5. Income tax expense as a percentage of pre-tax income for the quarters ended March 31, 1999 and 1998 was 33% and 36%, respectively. The effective tax rate varied from U.S. statutory rates in the current quarter and in the comparable period of 1998, primarily due to increased European sales and to the utilization of research and development credits.

6. The Company operates in one segment, which is the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives product revenues from sales of AVONEX(R) for the treatment of relapsing forms of multiple sclerosis. The Company also derives revenue from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B vaccines and diagnostic products.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 1999, the Company reported net income of $45.7 million or $0.58 per diluted share as compared to $27.8 million or $0.36 per diluted share for the comparable period of 1998.

Total revenues for the current quarter were $171.7 million, as compared to $114.5 million in the quarter ended March 31, 1998, an increase of $57.2 million or 50%. The increase in total revenues was primarily due to increased sales of the Company's product AVONEX(R). Product sales for the current quarter were $131.3 million compared to $76.1 million for the comparable period in 1998, an increase of $55.2 million or 73%. The growth in the first quarter of 1999 was primarily due to an increase in the sales volume of AVONEX(R) in the United States and in the European Union ("EU"). AVONEX(R) sales outside of the United States were approximately $36 million in the current quarter as compared to approximately $13 million in the comparable period of 1998. Revenues from royalties for the current quarter were $40.4 million as compared to $38.4 million for the comparable period of 1998, an increase of $2 million or 5%, primarily as a result of an increase in royalties on sales of hepatitis B vaccines and alpha interferon.

The Company expects product sales as a percentage of total revenues to continue to increase in the near term as the Company continues to market AVONEX(R) worldwide, and expects sales from AVONEX(R) outside the United States to continue to increase as a percentage of total product sales. The Company, however, expects to face increasing competition in the MS marketplace from existing and new MS treatments that may impact sales of AVONEX(R). In the near term, the Company expects overall sales of licensee products and royalty revenues to fluctuate depending on changes in sales volumes for specific products, patent expirations, new licensing arrangements, if any, or other developments. Licensee sales levels may also fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs.

Total costs and expenses for the current quarter were $109.7 million as compared to $78 million in the quarter ended March 31, 1998, an increase of $31.7 million or 41%. Cost of sales in the current quarter totaled $24.9 million, an increase of $10 million from the quarter ended March 31, 1998. Cost of sales in the current quarter includes product costs relating to sales of AVONEX(R) of $21.4 million compared to $12.1 million in the quarter ended March 31, 1998. Gross margins for product sales remained constant at 84% for both the three months ended March 31, 1999 and 1998. Cost of sales relating to royalty revenue for the current quarter increased slightly to $3.5 million as compared to $2.8 million in the comparable period of 1998. Gross margins on royalty revenue declined slightly to 91% for the current quarter as compared to 93% for the comparable period of 1998. The Company expects that gross margins on royalty revenue will fluctuate in the future based on the impact of one-time royalty and milestone payments.

Research and development expenses for the current quarter were $51 million, an increase of $13.9 million or 37% as compared to the quarter ended March 31, 1998. This increase was primarily due to an increase in clinical trial costs and an increase in the Company's development efforts relating to research and development programs in its product pipeline. The Company expects that, in the long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products and as it conducts clinical trials of these products. Selling, general and administrative expenses for the current quarter were $33.9 million, an increase of $7.9 million or 30% as compared to the quarter ended March 31, 1998. The increase was primarily due to higher selling and marketing expenses related to sales of AVONEX(R), the impact of stock option compensation, and related expenses partially offset by a reduction in legal costs. The Company expects that selling, general and administrative expenses will increase in the near and long-term as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(R) worldwide.

Income tax expense as a percentage of pre-tax income for the quarters ended March 31, 1999 and 1998 was 33% and 36%, respectively. The effective tax rate varied from U.S. statutory rates in the current quarter and in the comparable quarter of 1998, primarily due to increased European sales and to the utilization of research and development credits. The Company's effective tax rate is expected to continue at or near this level for the remainder of 1999.

FINANCIAL CONDITION

At March 31, 1999, cash, cash equivalents and short-term marketable securities were $612.4 million compared with $516.9 million at December 31, 1998, an increase of $95.5 million. Working capital increased by $129.2 million to $688.2 million from December 31, 1998 to March 31, 1999. Net cash provided from operating activities for the three-month period ended March 31, 1999 was $29.8 million, compared with $42.3 million in the comparable period of 1998. Cash outflows for the three-months ended March 31, 1999, included investments in property and equipment and patents of $13.7 million. Cash inflows from financing activities included $71.2 million from common stock option and purchase plan activity, including tax benefits related to stock options and $8.3 million of proceeds from the sale of put warrants.

On February 22, 1999, the Company announced that its Board of Directors has authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time over the next two years. The stock repurchase program may be discontinued at any time. To enhance the stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties covering a large portion of the shares intended to be repurchased. The outstanding put warrants permit a net-share settlement at the Company's option. Subsequent to March 31, 1999 the Company purchased 500,000 shares of the Company's common stock at a cost of $48.8 million.

Several legal proceedings were pending during the current quarter, which involve the Company. See Note 4 of the Notes to the Condensed Consolidated Financial Statements. See also Item 1 - Business, "Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for discussions of these legal proceedings.

On a quarterly basis, as of the end of the quarter, the Company determines whether a decline in fair value of a marketable security is other than temporary. Unrealized gains and losses on marketable securities are included in other comprehensive income in shareholders' equity, net of related tax effects. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings. The Company has concluded that all unrealized losses on marketable securities at March 31, 1999 are temporary in nature. Should any portion of these unrealized losses subsequently be determined to be other than temporary, the Company would be required to record the related amount as a charge to current earnings.

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

The Company has developed a plan to address the Year 2000 issue. The plan is segregated into four phases:

1. Information Collection - Identify all Year 2000 risk areas and assign accountability.

2.  Assess Risk - Assign each item a category of risk:

    * Commercial Risk - Has a significant impact on sale, delivery and support of AVONEX(R) or a significant impact on the Company's financial position or results of operations.
    * Operational Risk - Has a significant impact on productivity but does not materially impact the Company's financial position or results of operations.
    *    Convenience Risk - Has a minor impact on productivity.

3. Remediate - Fix or replace, test and implement changes required for Year 2000 compliance.

4. Contingency Plan - Define procedures to be implemented should a disruption due to Year 2000 occur.

The Company has completed the first two phases of the project and has completed the testing and upgrading of all individual software applications and equipment that fall within the Commercial Risk category. Additionally, approximately 80% of the software applications and equipment in the Operational and Convenience Risk categories have been remediated. All of the Company's major software applications are purchased from major software vendors and the Company performs only minor customizations to those applications. The Company's major software providers have attested to Year 2000 compliance. The Company has reviewed its operations equipment for embedded technologies which may be Year 2000 susceptible and does not believe necessary modifications to be material.

The Company is communicating with its significant vendors and customers to determine the progress that those vendors and customers are making in remediating their own Year 2000 issues. The Company is requiring that significant vendors and customers certify those products and services to be Year 2000 compliant and in some cases is performing on-site reviews.

To date, Year 2000 costs have been immaterial and the Company believes that future costs will also be immaterial. The Company expects the remainder of the Year 2000 compliance program to be substantially complete by the third quarter of 1999.

The most reasonably likely worst case scenario, if significant Year 2000 issues arise, is that the Company would execute its contingency plans to produce, package, and deliver AVONEX(R), resulting in lower productivity. These contingency plans include producing and maintaining a sufficient level of inventory of AVONEX(R) in both bulk and packaged format, developing secondary sources of packaging and delivery, providing for manual and backup processes. Customers anticipating Year 2000 concerns, could increase their inventory of AVONEX(R) prior to the end of the year causing short-term temporary volatility in sales between periods. Additionally, third parties from whom the Company receives royalty revenues could encounter difficulties in their efforts to produce and sell products which generate royalty revenue for the Company.

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

Dependence on AVONEX(R) Sales and Royalty Revenue

The Company's ability to sustain increases in revenues and profitability will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) worldwide; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R); the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives and maintains reimbursement coverage; successful resolution of the lawsuit with Berlex related to the "McCormick" patents, which if decided in Berlex's favor could have a material adverse effect on the Company's financial position and results of operations; success in revoking the Rentschler patent since if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial condition; the Company's ability to sustain market share of AVONEX(R) in light of the impact of competitive products for the treatment of multiple sclerosis; the success of ongoing development work related to AVONEX(R) in expanded multiple sclerosis indications and the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms. The Company also receives royalty revenues which contribute significantly to its overall profitability. The Company's ability to maintain the level of its royalty revenues will depend on a number of factors. For example, pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products may have an impact on product sales by the Company's licensees. In addition, licensee sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs. Since the Company is not involved in the development or sale of products by licensees, the Company is unable to predict the timing or potential impact of factors which may affect licensee sales. In the long term, the Company expects its royalty revenue to be affected most significantly by patent expirations.

There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patents, competition in the multiple sclerosis market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 1998 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business - Competition and Marketing - AVONEX(R) (interferon beta-la)", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

New Products

AVONEX(R) is currently the only product sold by the Company. The Company's long-term viability and growth will depend on the successful development and commercialization of other products from its research activities and collaborations. The Company is continuing to expand its development efforts related to other potential products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third party technologies or products or other types of investments. Product development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical and early clinical trials does not ensure that later stage or large scale clinical trials will be successful. Many important factors affect the Company's ability to successfully develop and commercialize drugs, including the ability to obtain and maintain necessary patents and licenses, to demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process, to meet applicable regulatory standards and to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products successfully. There can be no assurance that the Company will be successful in its efforts to develop and commercialize new products.

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

On February 25, 1999, the Registrant filed a report on Form 8-K to announce the authorization by the Registrant's Board of Directors of the repurchase by the Registrant of up to 4,000,000 shares of the Registrant's Common Stock from time to time over a two-year period.

Exhibits

          No. 27   Financial Data Schedule (for EDGAR filing purposes only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BIOGEN, INC.

Dated: May 6, 1999                         /s/Timothy M. Kish
                                           -------------------------------------
                                           Timothy M. Kish
                                           Vice President-Finance and
                                           Chief Financial Officer




EXHIBITS

Index to Exhibit.




         No. 27   Financial Data Schedule (for EDGAR filing purposes only).