Form 10-Q/A
period 1998-06-30
BIOGEN INC
filed 1999-06-04
CIK 714655

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    --------

                         Commission file number: 0-12042


                                  BIOGEN, INC.
             (Exact name of Registrant as specified in its charter)


           Massachusetts                                        04-3002117
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

                              Yes [X]     No [ ]


Number of shares outstanding of each of the issuer's classes of Common Stock, as of August 12, 1998:

COMMON STOCK, PAR VALUE $0.01                        73,732,655
-----------------------------                        ----------
(Title of each class)                                (Number of shares)

     This purpose of this amendment is to re-file Exhibit 10.1.1 to the Form 10-Q without redaction of certain language for which the Registrant did not receive confidential treatment.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.

By: /s/ Michael J. Astrue
    --------------------------------
    Vice President - General Counsel

Dated  June 4, 1999

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION

(10.1.1) Agreement and Amendment between the Company and Schering Corporation dated May 1, 1998* (filed herewith)

(10.1.2) 1985 Non-qualified Stock Option Plan, as amended through June 20, 1998 and restated **

(10.1.3) 1982 Incentive Stock Option Plan, as amended through June 20, 1998 and restated**


*Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

**Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.