Form 10-K/A
period 1998-12-31
BIOGEN INC
filed 1999-06-29
CIK 714655

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

         This Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to add as exhibits to the Form 10-K the financial statements for the Biogen Savings Plan and the related independent accountants' consent.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (3) Exhibits

The following documents are added as exhibits to the Form 10-K:

Exhibit No.    Description

(23)           Consent of PricewaterhouseCoopers LLP

(99.1)         Financial Statements for Biogen Savings Plan

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.


By: /s/ Michael J. Astrue
    ----------------------------------------
    Michael J. Astrue
    Vice President - General Counsel

Dated  June 28, 1999