Form 10-Q
period 1999-06-30
BIOGEN INC
filed 1999-08-04
CIK 714655

                     SECURITIES AND EXCHANGE COMMISSION      TOTAL PAGES -   17
                           WASHINGTON, D.C. 20549            EXHIBIT INDEX - 17

                  -------------------------------------------

                                    FORM 10-Q
(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended              JUNE 30, 1999
                               -------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                     to
                               -------------------   -------------------


                         Commission File Number 0-12042
                         ------------------------------


                                  BIOGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                              04-3002117
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


   14 Cambridge Center, Cambridge, MA                    02142
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:  (617)679-2000

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

                               Yes  X     No
                                  -----      -----

Number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 1999:

     Common Stock, par value $0.01                   150,315,500
     -----------------------------                ----------------
         (Title of each class)                    Number of Shares

                                                                          Page 2
                                  BIOGEN, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                         Page No.

Condensed Consolidated Statements of Income -
      Three and six months ended June 30, 1999
      and 1998                                                            3

Condensed Consolidated Balance Sheets -
      June 30, 1999 and December 31, 1998                                 4

Condensed Consolidated Statements of Cash Flows -
      Six months ended June 30, 1999 and 1998                             5

Notes to Condensed Consolidated Financial Statements                      6

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 9


PART II - OTHER INFORMATION                                              16















Note concerning trademarks:   AVONEX(R) is a registered trademark of
                              Biogen, Inc.

                                                                          Page 3
                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                Three Months Ended    Six Months Ended
                                                                       June 30,             June 30,
                                                                  1999      1998        1999      1998
                                                               --------   --------    -------   --------
REVENUES:

 Product sales                                                 $145,852   $ 87,073   $277,172   $163,173
 Royalties                                                       43,077     41,739     83,477     80,111
                                                               --------   --------   --------   --------
   Total revenues                                               188,929    128,812    360,649    243,284
                                                               --------   --------   --------   --------

COSTS and EXPENSES:

   Cost of sales                                                 26,961     17,171     51,831     32,044
   Research and development                                      50,941     42,135    101,928     79,255
   Selling, general and administrative                           36,999     28,481     70,860     54,484
                                                               --------     ------   --------     ------

Total costs and expenses                                        114,901     87,787    224,619    165,783
                                                               --------   --------   --------   --------

Income from operations                                           74,028     41,025    136,030     77,501
Other income (expense), net                                      (9,270)     6,239     (3,086)    13,161
                                                               --------   --------   --------   --------
INCOME BEFORE INCOME TAXES                                       64,758     47,264    132,944     90,662
Income taxes                                                     21,370     15,815     43,872     31,442
                                                               --------   --------   --------   --------

NET INCOME                                                     $ 43,388   $ 31,449   $ 89,072   $ 59,220
                                                               ========   ========   ========   ========

BASIC EARNINGS PER SHARE                                       $   0.29   $   0.21   $   0.59   $   0.40
                                                               ========   ========   ========   ========
DILUTED EARNINGS PER SHARE                                     $   0.28   $   0.20   $   0.57   $   0.39
                                                               ========   ========   ========   ========

SHARES USED IN CALCULATING:
Basic earnings per share                                        150,047    147,544    149,722    147,708
                                                               ========   ========   ========   ========
Diluted earnings per share                                      157,575    153,528    157,553    153,618
                                                               ========   ========   ========   ========



See Notes to Condensed Consolidated Financial Statements.

                                                                          Page 4
                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    June 30,              December 31,
                                                                                      1999                   1998
                                                                                  ----------             ------------
                                                                                  (Unaudited)
 ASSETS
    Current assets
      Cash and cash equivalents                                                   $   52,620             $   25,445
      Marketable securities                                                          557,616                491,469
      Accounts receivable, net                                                       120,419                101,281
      Deferred tax asset                                                              24,465                 26,584
      Other current assets                                                            61,457                 49,365
                                                                                  ----------             ----------
      Total current assets                                                           816,577                694,144
                                                                                  ----------             ----------

    Property, plant and equipment
      Cost                                                                           295,030                269,038
      Less accumulated depreciation                                                   98,556                 86,487
                                                                                  ----------             ----------

      Property, plant and equipment, net                                             196,474                182,551
                                                                                  ----------             ----------

 Patents, net                                                                         14,047                 15,869
 Marketable securities                                                                13,554                 12,668
 Other assets                                                                         14,775                 19,483
                                                                                  ----------             ----------

                                                                                  $1,055,427             $  924,715
                                                                                  ==========             ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities
      Accounts payable                                                            $   23,588             $   24,896
      Current portion of long-term debt                                                4,888                  4,888
      Accrued expenses and other                                                      90,571                105,305
                                                                                  ----------             ----------
      Total current liabilities                                                      119,047                135,089
                                                                                  ----------             ----------

    Long-term debt, less current portion                                              54,516                 56,960
    Other long-term liabilities                                                       15,013                 14,053
    Commitments and contingencies                                                         --                     --

    Shareholders' equity
      Common stock                                                                     1,507                    741
      Additional paid-in capital                                                     624,068                538,847
      Retained earnings                                                              285,027                213,507
      Accumulated other comprehensive income                                           4,940                (13,165)
      Treasury stock, at cost                                                        (48,691)               (21,317)
                                                                                  ----------             ----------

    Total shareholders' equity                                                       866,851                718,613
                                                                                  ----------             ----------

                                                                                  $1,055,427             $  924,715
                                                                                  ==========             ==========




See Notes to Condensed Consolidated Financial Statements.

                                                                          Page 5
                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                       ------------------------------
                                                                                          1999                1998
                                                                                       ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $  89,072             $ 59,220
   Adjustments to reconcile net income
     to net cash provided from
     operating activities:
     Depreciation and amortization                                                        15,496               11,630
     Deferred income taxes                                                                 2,119               13,208
     Write-down of non-current marketable securities                                      15,287                   --
     Other                                                                                   379                   23
     Changes in:
       Accounts receivable                                                               (11,887)               1,179
       Other current and other assets                                                     (7,384)              (9,372)
       Accounts payable, accrued expenses
         and other current and long term
         liabilities                                                                     (11,704)              (7,383)
                                                                                       ---------             --------
   Net cash provided from operating activities                                            91,378               68,505
                                                                                       ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities                                                   (329,515)            (350,035)
   Proceeds from sales and maturities of
     marketable securities                                                               258,276              331,810
   Investment in collaborative partners                                                       --               (5,000)
   Acquisitions of property and equipment                                                (25,992)             (13,113)
   Additions to patents                                                                   (1,605)              (2,974)
                                                                                       ---------             --------
     Net cash used by investing activities                                               (98,836)             (39,312)
                                                                                       ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of note payable                                                                   --              (10,258)
 Payments of long-term debt                                                               (2,444)              (2,445)
 Purchases of treasury stock                                                             (68,584)             (28,800)
 Proceeds from put warrants                                                                8,332                   --
 Issuance of common stock, stock option
    exercises and related tax benefits                                                    97,329               13,791
                                                                                       ---------             --------
     Net cash from financing activities                                                   34,633              (27,712)
                                                                                       ---------             --------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                     27,175                1,481

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                                  25,445               70,358
                                                                                       ---------             --------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                                     $  52,620             $ 71,839
                                                                                       =========             ========



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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the six months ended June 30, 1998 have been reclassified to conform to the current period presentation.

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as, translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. Comprehensive income for the three months ended June 30, 1999 and 1998 was $58 million and $26 million, respectively. Comprehensive income for the six months ended June 30, 1999 and 1998 was $107 million and $55 million, respectively.

     Dilutive stock options include outstanding options under the Company's stock option plans. Options to purchase 62,000 shares of common stock were outstanding at June 30, 1999 but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. Below is a summary of the shares used in calculating basic and diluted earnings per share (in thousands):

                                                                       Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,
                                                                     ---------------------           -------------------
                                                                       1999          1998             1999         1998
                                                                     --------      -------           -------     -------
Weighted average number of shares
 of common stock outstanding                                          150,047      147,544           149,722     147,708
Dilutive stock options                                                  7,528        5,984             7,831       5,910
                                                                      -------      -------           -------     -------

Shares used in calculating diluted
   earnings per share                                                 157,575      153,528           157,553     153,618
                                                                      =======      =======           =======     =======





     On June 11, 1999, the Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each share outstanding. The stock dividend was payable on June 25, 1999 to shareholders of record at the close of business on June 11, 1999. All references to the number of shares and per share amounts in the financial statements have been restated to reflect the effect of the stock split.

     On February 22, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time over the next two years. The stock repurchase program may be discontinued at any time. To enhance the stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties covering a large portion of the shares intended to be repurchased. The outstanding put warrants permit a net-share settlement at the Company's option. The put warrants sold in connection with the Company's stock repurchase program may have an additional dilutive effect.

2. As of June 30, 1999, the Company had $18 million outstanding under a term loan secured by a laboratory and office building in Cambridge, Massachusetts. Principal payments of $1.7 million per annum are due through 2004 with the balance due on May 8, 2005.

     As of June 30, 1999, the Company had $41 million outstanding under a loan agreement with a bank for financing the construction of the Company's biological manufacturing facility in North Carolina (the "Construction Loan"). The Construction Loan is secured by the facility. Payments of $805,000 are due quarterly through 2006 with the balance due on March 31, 2007.

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

3. Inventories, which are included in other current assets, are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed. Inventories are as follows:

                                                           (In thousands)
                                                  --------------------------------
                                                   June 30,           December 31,
                                                    1999                  1998
                                                  ---------           ------------
     Raw materials                                 $ 5,720              $ 4,878
     Work in process                                16,079               17,585
     Finished goods                                 17,379               13,402
                                                   -------              -------
                                                   $39,178              $35,865
                                                   =======              =======

4. On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of Biogen's AVONEX(R)(Interferon beta-la). In November 1996, Berlex's New Jersey action was transferred to the U.S. District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgement action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent. On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex seeks a judgement granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to Berlex claims; however, the ultimate outcome is not determinable at this time. A hearing on the parties' summary judgement motions is tentatively scheduled for November 1999 and a trial is tentatively scheduled for February 2000 but may be postponed.

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


5. Income tax expense as a percentage of pre-tax income for the quarters ended June 30, 1999 and 1998 was 33%, respectively. Income tax expense as a percentage of pre-tax income for the six months ended June 30, 1999 and 1998 was 33% and 35%, respectively. The effective tax rate varied from U.S. statutory rates in the three and six-month periods of 1999 and 1998, primarily due to increased European sales and to the utilization of research and development credits.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 1999, the Company reported net income of $43 million or $0.28 per diluted share as compared to $31 million or $0.20 per diluted share for the comparable period of 1998. For the six months ended June 30, 1999, the Company reported net income of $89 million or $0.57 per diluted share as compared to $59 million or $0.39 per diluted share for the comparable period of 1998.

Total revenues for the current quarter were $189 million, as compared to $129 million in the quarter ended June 30, 1998, an increase of $60 million or 47%. Total revenues for the six months ended June 30, 1999 were $361 million, as compared to $243 million for the same period of 1998, an increase of $118 million or 49%. The increase in total revenues was primarily due to increased sales of the Company's product AVONEX(R).

Product sales for the current quarter were $146 million compared to $87 million for the comparable period in 1998, an increase of $59 million or 68%. Product sales for the six months ended June 30, 1999 were $277 million compared to $163 million for the comparable period in 1998, an increase of $114 million or 70%. The growth in the second quarter and six month period of 1999 was primarily due to an increase in the sales volume of AVONEX(R) in the United States and in the European Union ("EU"). AVONEX(R) sales outside of the United States were approximately $42 million in the current quarter as compared to approximately $19 million in the comparable period of 1998. AVONEX(R) sales outside of the United States were approximately $78 million in the six months ended June 30, 1999 as compared to approximately $32 million in the comparable period of 1998.

Revenues from royalties for the current quarter were $43 million as compared to $42 million for the comparable period of 1998, an increase of $1 million or 2%. Revenues from royalties for the six months ended June 30, 1999 were $83 million as compared to $80 million for the comparable period of 1998, an increase of $3 million or 4%. The increases in royalties for the three and six month periods of 1999 over the comparable periods of 1998 are primarily a result of increases in royalties on sales of alpha interferon.

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

Total costs and expenses for the current quarter were $115 million as compared to $88 million in the quarter ended June 30, 1998, an increase of $27 million or 31%. Total costs and expenses for the six months ended June 30, 1999 were $225 million as compared to $166 million for the six months ended June 30, 1998, an increase of $59 million or 36%.

Cost of sales in the current quarter totaled $27 million, an increase of $10 million from the quarter ended June 30, 1998. Cost of sales in the six-month period ended June 30, 1999 totaled $52 million compared to $32 million for the same period in 1998, an increase of $20 million. Cost of product sales were $23 million in the second quarter of 1999 compared to $14 million for the same quarter of 1998. Cost of product sales were $44 million and $26 million for the six months of 1999 and 1998, respectively. Gross margins on product sales remained constant at 84% for the three and six-month periods ended June 30, 1999 and 1998. Cost of royalty revenues for the current quarter increased slightly to $4 million as compared to $3 million in the comparable period of 1998. Cost of royalty revenues for the six-month period of 1999 increased to $8 million as compared to $6 million in the comparable period of 1998. Gross margins on royalty revenue declined slightly to 91% from 92% for both the three and six-month periods ended June 30, 1999, compared to the same periods in 1998. The Company expects that gross margins on royalty revenue will fluctuate in the future based on the impact of one-time royalty and milestone payments.

Research and development expenses for the current quarter were $51 million, an increase of $9 million or 21% as compared to the quarter ended June 30, 1998. Research and development expenses were $102 million for the six-month period ended June 30, 1999, an increase of $23 million or 29% as compared to the same period in 1998. The increases were primarily due to increases in clinical trial costs and an increase in the Company's development efforts relating to research and development programs in its product pipeline. The Company expects that, in the long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products and as it conducts clinical trials of these products.

Selling, general and administrative expenses for the current quarter were $37 million, an increase of $9 million or 32% as compared to the quarter ended June 30, 1998. Selling, general and administrative expenses for the six months ended June 30, 1999 were $71 million, an increase of $17 million or 31% from the same period in 1998. The increases were primarily due to higher selling and marketing expenses related to sales of AVONEX(R), and the impact of stock option compensation and related expenses. The Company expects that selling, general and administrative expenses will increase in the near and long-term as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(R) worldwide.

Other income (expense), net consists primarily of interest income, partially offset by interest expenses and other non-operating income and expenses. The decrease in other income (expense), net for the three and six months periods ended June 30, 1999 was primarily attributable to a $15 million write-down of certain non-current marketable securities. The Company determined that the decline in fair value below cost of the marketable securities was other than temporary.

Income tax expense as a percentage of pre-tax income for the quarters ended June 30, 1999 and 1998 was 33%, respectively. Income tax expense as a percentage of pre-tax income for the six months ended June 30, 1999 and 1998 was 33% and 35%, respectively. The effective tax rate varied from U.S. statutory rates in the three and six-month periods of 1999 and 1998, primarily due to increased European sales and to the utilization of research and development credits. The Company's effective tax rate is expected to continue at or near the 33% level for the remainder of 1999.

FINANCIAL CONDITION

At June 30, 1999, cash, cash equivalents and short-term marketable securities were $610 million compared with $517 million at December 31, 1998, an increase of $93 million. Working capital increased by $138 million to $698 million from December 31, 1998 to June 30, 1999. Net cash provided from operating activities for the six-month period ended June 30, 1999 was $91 million, compared with $69 million in the comparable period of 1998. Cash outflows for the six-months ended June 30, 1999, included investments in property and equipment and patents of $28 million. Cash inflows from financing activities included $97 million from common stock option and purchase plan activity, including tax benefits related to stock options and $8 million of proceeds from the sale of put warrants. Cash outflows from financing activities included $69 million for purchases of 1,400,000 shares of the Company's common stock under its stock repurchase program and $2 million for repayments of long term debt.

On February 22, 1999, the Company announced that its Board of Directors has authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time over the next two years. The stock repurchase program may be discontinued at any time. To enhance the stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties covering a large portion of the shares intended to be repurchased. The outstanding put warrants permit a net-share settlement at the Company's option.

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

The Company has completed the first two phases of the project and has completed the testing and upgrading of all individual software applications and equipment that fall within the Commercial Risk category. Additionally, approximately 86% of the software applications and equipment in the Operational and Convenience Risk categories have been remediated. All of the Company's major software applications are purchased from major software vendors and the Company performs only minor customizations to those applications. The Company's major software providers have attested to Year 2000 compliance. The Company has reviewed its operations equipment for embedded technologies which may be Year 2000 susceptible and does not believe necessary modifications to be material.

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

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of Stockholders of Biogen, Inc. on June 11, 1999. References to the number of shares indicated below have not been restated to reflect the two-for-one stock split effected in the form of a stock dividend.


(b)  Not applicable.


(c) A proposal to elect Thomas F. Keller, Roger H. Morley, Phillip A. Sharp and James C. Mullen as directors to serve for a three year term ending in 2002 and until their successors are duly elected and qualified was approved with the following vote:

             NOMINEE                   FOR                  ABSTAINS
             -------                   ---                  --------
         Thomas F. Keller           53,161,372              200,793
         Roger H. Morley            53,156,962              205,203
         Phillip A. Sharp           53,163,588              198,577
         James C. Mullen            53,163,492              198,673


     A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999 was approved with 53,260,254 affirmative votes, 13,292 negative votes, 88,619 abstentions and 0 broker non-votes.

     A proposal to approve an amendment to the Company's Articles of Organization to increase the number of authorized shares of the Company's Common Stock from 110,000,000 shares to 375,000,000 shares was approved with 51,945,117 affirmative votes, 1,382,064 negative votes, 34,984 abstentions and 0 broker non-votes.

(d)  Not applicable.

                                                                         Page 16
PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits

     No. 10.1 1985 Non-Qualified Stock Option Plan, as amended through June 10, 1999.

     No. 27    Financial Data Schedule (for EDGAR filing purposes only).

(b) On April 27, 1999, the Company filed a report on Form 8-K disclosing adoption of a new Shareholder Rights Plan and the issuance of the new rights as a dividend to holders of the Company's Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BIOGEN, INC.

Dated: August 4, 1999                      /s/ Timothy M. Kish
                                           -----------------------------
                                               Timothy M. Kish
                                               Vice President-Finance and
                                               Chief Financial Officer




EXHIBITS

Index to Exhibit.




        No. 27 Financial Data Schedule (for EDGAR filing purposes only).