Form 10-Q
period 1999-09-30
BIOGEN INC
filed 1999-11-15
CIK 714655

                       SECURITIES AND EXCHANGE COMMISSION     TOTAL PAGES -   21
                             WASHINGTON, D.C. 20549           EXHIBIT INDEX - 21
                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended  September 30, 1999
                              --------------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________________ to ___________________________


                         Commission File Number 0-12042

                   -------------------------------------------

                                   BIOGEN,INC.

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

                         Yes    X       No
                             --------      --------

Number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 1999:

Common Stock, par value $0.01                           150,241,606
-----------------------------                         ----------------
   (Title of each class)                              Number of Shares

                                  BIOGEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 Page No.

Condensed Consolidated Statements of Income -
      Three and nine months ended September 30, 1999 and 1998                                                      3

Condensed Consolidated Balance Sheets -
      September 30, 1999 and December 31, 1998                                                                     4

Condensed Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1999 and 1998                                                                5

Notes to Condensed Consolidated Financial Statements                                                               6

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                                                         12

PART II - OTHER INFORMATION                                                                                       20








Note concerning trademarks:           AVONEX(R) is a registered trademark of
                                      Biogen, Inc.

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                                1999            1998            1999            1998
                                                ----            ----            ----            ----

REVENUES:

 Product sales                                $163,448        $107,492        $440,620        $270,665
 Royalties                                      44,983          38,412         128,460         118,523
                                              --------        --------        --------        --------

   Total revenues                              208,431         145,904         569,080         389,188
                                              --------        --------        --------        --------

COSTS and EXPENSES:

   Cost of sales                                28,498          19,513          80,329          51,557
   Research and development                     58,958          49,083         160,886         128,338
   Selling, general and administrative          36,484          27,011         107,344          81,495
                                              --------        --------        --------        --------

Total costs and expenses                       123,940          95,607         348,559         261,390
                                              --------        --------        --------        --------

Income from operations                          84,491          50,297         220,521         127,798
Other income, net                                8,092           5,685           5,006          18,846
                                              --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                      92,583          55,982         225,527         146,644
Income taxes                                    30,554          18,417          74,426          49,859
                                              --------        --------        --------        --------

NET INCOME                                    $ 62,029        $ 37,565        $151,101        $ 96,785
                                              ========        ========        ========        ========

BASIC EARNINGS PER SHARE                      $   0.41        $   0.25        $   1.01        $   0.66
                                              ========        ========        ========        ========
DILUTED EARNINGS PER SHARE                    $   0.39        $   0.24        $   0.96        $   0.63
                                              ========        ========        ========        ========

SHARES USED IN CALCULATING:
Basic earnings per share                       150,108         147,564         149,851         147,659
                                              ========        ========        ========        ========
Diluted earnings per share                     158,198         154,516         157,768         153,917
                                              ========        ========        ========        ========


See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    September 30, 1999      December 31, 1998
                                                          1999                    1998
                                                    ------------------      -----------------
                                                       (unaudited)

ASSETS
   Current assets
     Cash and cash equivalents                         $    73,494             $    25,445
     Marketable securities                                 599,146                 491,469
     Accounts receivable, net                              129,863                 101,281
     Deferred tax asset                                     24,873                  26,584
     Other current assets                                   52,130                  49,365
                                                       -----------             -----------
     Total current assets                                  879,506                 694,144
                                                       -----------             -----------

   Property, plant and equipment

     Cost                                                  312,883                 269,038
     Less accumulated depreciation                         104,440                  86,487
                                                       -----------             -----------

     Property, plant and equipment, net                    208,443                 182,551
                                                       -----------             -----------

Patents, net                                                14,186                  15,869
Marketable securities                                       22,638                  12,668
Other assets                                                15,227                  19,483
                                                       -----------             -----------

                                                       $ 1,140,000             $   924,715
                                                       ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable                                  $    19,975             $    24,896
     Current portion of long-term debt                       4,888                   4,888
     Accrued expenses and other                            103,389                 105,305
                                                       -----------             -----------
     Total current liabilities                             128,252                 135,089
                                                       -----------             -----------

   Long-term debt, less current portion                     53,711                  56,960
   Other long-term liabilities                              15,540                  14,053
   Commitments and contigencies                                 --                      --

   Shareholders' equity
     Common stock                                            1,507                     741
     Additional paid-in capital                            663,265                 538,847
     Retained earnings                                     304,759                 213,507
     Accumulated other comprehensive income                  5,537                 (13,165)
     Treasury stock, at cost                               (32,571)                (21,317)
                                                       -----------             -----------

   Total shareholders' equity                              942,497                 718,613
                                                       -----------             -----------

                                                       $ 1,140,000             $   924,715
                                                       ===========             ===========


See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                   --------------------------
                                                                   1999                  1998
                                                                   ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ 151,101             $  96,785
   Adjustments to reconcile net income
     to net cash provided from
     operating activities:
     Depreciation and amortization                                 22,563                17,980
     Deferred income taxes                                          1,711                11,484
     Write-down of non-current marketable securities               15,287                    --
     Other                                                          1,610                   552
     Changes in:
       Accounts receivable                                        (28,582)               (3,373)
       Other current and other assets                               1,116               (12,469)
       Accounts payable, accrued expenses
         and other current and long term
         liabilities                                               (1,969)               14,869
                                                                ---------             ---------
   Net cash provided from operating activities                    162,837               125,828
                                                                ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities                            (468,988)             (398,668)
   Proceeds from sales and maturities of
     marketable securities                                        356,681               357,925
   Investment in collaborative partners                                --                (5,000)
   Acquisitions of property and equipment                         (43,845)              (19,473)
   Additions to patents                                            (2,927)               (3,854)
                                                                ---------             ---------
     Net cash used by investing activities                       (159,079)              (69,070)
                                                                ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of note payable                                          --                (6,065)
   Payments of long-term debt                                      (3,249)               (3,250)
   Purchases of treasury stock                                   (106,453)              (50,850)
   Proceeds from put warrants                                      19,947                    --
   Issuance of common stock, stock option
     exercises and related tax benefits                           134,046                27,207
                                                                ---------             ---------
     Net cash from financing activities                            44,291               (32,958)
                                                                ---------             ---------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                              48,049                23,800

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                           25,445                70,358
                                                                ---------             ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                              $  73,494             $  94,158
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the nine months ended September 30, 1998 have been reclassified to conform to the current period presentation.

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expense and other, approximate fair value due to the short term maturities of these instruments. Marketable securities are carried at fair value based on quoted market prices, consistent with the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's long term debt approximates fair value based on dealer quotes.

     Inventories, which are included in other current assets, are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. Raw materials include inventory used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed. Inventories are as follows:

                                 (In thousands)
                         --------------------------------
                         September 30,       December 31,
                             1999               1998
                         -------------       ------------

Raw materials              $ 5,731            $ 4,878
Work in process             12,361             17,585
Finished goods              17,354             13,402
                           -------            -------
                           $35,446            $35,865
                           =======            =======




     Property and equipment is carried at cost and depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. Maintenance of computer systems, including maintenance to make software Year 2000 compliant, is expensed as incurred. The Company capitalizes certain incremental costs associated with the validation effort required for licensing by the FDA of a manufacturing facility for the production of a commercially approved drug. These costs include direct labor and certain material costs directly related to the validation effort. Buildings and equipment are depreciated over the estimated useful lives ranging from 30 to 40 and 3 to 10 years, respectively. The carrying value of property and equipment is subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairments are recognized when the expected future operating cash flows derived from the property and equipment are less than their carrying value.

     The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to 21 months. These contracts are designated as cash flow hedges and accordingly, when effective, any unrealized gains or losses on these contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the forwards outstanding at September 30, 1999 was approximately $226.4 million. These contracts had a fair value of approximately $376,000 representing an unrealized loss and were included in accrued expenses and other at September 30, 1999 compared to a $3,000 unrealized gain at December 31, 1998.

     The Company did not recognize in earnings a gain or loss for the period ended September 30, 1999 relating to any amount of hedge ineffectiveness nor was any amount excluded from the assessment of hedge effectiveness. The Company recognized a $1.7 million gain in product revenue and a $429,000 gain in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three-month period ended September 30, 1999. The Company recognized a $4.5 million gain in product revenue and a $1.7 million gain in royalty revenue for the settlement of certain effective cash flow hedge instruments for the nine-month period ended September 30, 1999. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

     Revenues from product sales are recognized when product is shipped and are net of applicable allowances for returns, rebates and other applicable discounts and allowances. The Company prepares its estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.


     The Company receives royalty revenues under license agreements with a number of third parties that sell products based on technology developed by the Company or to which the Company has rights. The license agreements provide for the payment of royalties to the Company based on sales of the licensed product. The Company records these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties paid to the Company (adjusted for any changes in facts and circumstances, as appropriate). The Company maintains regular communication with its licensees in order to gauge the reasonableness of its estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the following quarter. Historically, adjustments have not been material based on actual amounts paid by licensees. Many of the license agreements also provide for the payment of one-time, non-refundable fees when the agreement is signed or when commercial goals are achieved. These fees are recorded as revenue in accordance with the terms of the particular agreement. There are no future performance obligations on the part of the Company under these license agreements.

2. As of September 30, 1999, the Company had $18 million outstanding under a floating rate term loan secured by a laboratory and office building in Cambridge, Massachusetts. Principal payments of $1.7 million per annum are due through 2004 with the balance due on May 8, 2005. The Company also entered into an interest rate swap agreement, with the same bank, fixing its interest rate at 7.5% during the remaining term of the loan, payable semi-annually.

     As of September 30, 1999, the Company had $40 million outstanding under a floating rate loan agreement with a bank for financing the construction of the Company's biological manufacturing facility in North Carolina (the "Construction Loan"). The Company completed construction of its biological manufacturing facility in 1997. The Construction Loan is secured by the facility. Payments of $805,000 are due quarterly through 2006 with the balance due on March 31, 2007. The Company also entered into an interest rate swap agreement, with the same bank, fixing its interest rate at 7.75% during the remaining term of the loan, payable quarterly.

     Terms of the loan agreements include various covenants, including financial covenants, which require the Company to maintain minimum net worth, cash flow and various financial ratios.

     The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt and recognizes the differential as interest expense. The interest rate swap agreements have been designated as cash flow hedges. The Company did not recognize in earnings a gain or loss during the reporting period relating to any amount of hedge ineffectiveness nor was any amount excluded from the assessment of hedge effectiveness. The fair values of the swap agreements at September 30, 1999, representing the cash requirements of the Company to settle the agreements, were approximately $750,000 representing an unrealized loss and were included in accrued expenses and other at September 30, 1999 compared to a $4.1 million unrealized loss at December 31, 1998.

3.   Other income, net consists of the following (in thousands):

                                        Three Months Ended                         Nine Months Ended
                                           September 30,                             September 30,
                                     -------------------------                --------------------------
                                     1999                 1998                 1999                 1998
                                     ----                 ----                -----                 ----
Interest income                    $  9,450             $  7,033             $ 25,713             $ 20,964
Interest expense                     (1,171)              (1,472)              (3,527)              (4,709)
Other income/(expense)                 (187)                 124              (17,180)               2,591
                                   --------             --------             --------             --------

Total other income, net            $  8,092             $  5,685             $  5,006             $ 18,846
                                   ========             ========             ========             ========


     The decrease in other income, net for the nine months ended

     September 30, 1999 compared to the same period in 1998 was primarily attributable to a $15 million write-down of certain non-current marketable securities, partially offset by the increase in interest income.

     As part of its strategic product development efforts, the Company invests in equity securities of certain biotechnology companies with which it has collaborative agreements. In December of 1996, Biogen purchased approximately 1.5 million shares of Creative BioMolecules, Inc. common stock for $18 million. In March of 1997, Biogen purchased approximately 670,000 shares of CV Therapeutics, Inc. common stock for $7 million. In March of 1998, the Company purchased approximately 435,000 shares of CuraGen common stock for $5 million and converted 100,000 shares of CuraGen Series E Preferred Stock valued at $1 million to CuraGen common stock. Each of these small emerging companies is principally engaged in researching, developing or manufacturing drugs for human health care. In recent periods, the value of these publicly-traded marketable securities had been negatively impacted by general market conditions for small cap biotechnology stocks.

     As a matter of policy, Biogen determines on a quarterly basis whether a decline in the fair value of a marketable security is other than temporary. Unrealized gains and losses on marketable securities are included in other comprehensive income in shareholders' equity, net of related tax effects. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings.

     Up through and including the assessment at June 30, 1999, the Company concluded that substantial evidence existed suggesting that the value of the investments described above would recover to at least the Company's purchase price. Such evidence included the prospects for favorable clinical trial results, new product initiatives, and new collaborative agreements. However, given the lack of any substantial price recovery during the quarter ended June 30, 1999, and the amount of time elapsed since the decline in value began, the Company concluded that it had become unclear over what period such price recovery would take place. As a result, it was determined that the positive evidence suggesting that the investments would recover to at least the Company's purchase price was not sufficient to overcome the presumption that the current market price of the investments was the best indicator of value at June 30, 1999. Accordingly, the related unrealized losses of $15 million were recognized as other expense.

4. Income tax expense as a percentage of pre-tax income for the quarters ended September 30, 1999 and 1998 was 33%, respectively. Income tax expense as a percentage of pre-tax income for the nine months ended September 30, 1999 and 1998 was 33% and 34%, respectively. The effective tax rate varied from U.S. statutory rates in the three and nine-month periods of 1999 and 1998, primarily due to increased European sales and to the utilization of research and development credits.

5. Dilutive stock options include outstanding options under the Company's stock option plans. Options to purchase 54,000 shares of common stock were outstanding at September 30, 1999 but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. Below is a summary of the shares used in calculating basic and diluted earnings per share (in thousands):

                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                              --------------------------            --------------------------
                                               1999               1998               1999               1998
                                              -------            -------            -------            -------
Weighted average number of shares
 of common stock outstanding                  150,108            147,564            149,851            147,659
Dilutive stock options                          8,090              6,952              7,917              6,258
                                              -------            -------            -------            -------

Shares used in calculating diluted
 earnings per share                           158,198            154,516            157,768            153,917
                                              =======            =======            =======            =======

     On June 11, 1999, the Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each share outstanding. The stock dividend was paid on June 25, 1999 to shareholders of record at the close of business on June 11, 1999. All references to the number of shares and per share amounts in the financial statements have been restated to reflect the effect of the stock split.

     On February 22, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through 2000. The stock repurchase program may be discontinued at any time. To enhance the stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties covering a large portion of the shares intended to be repurchased. The outstanding put warrants permit a net-share settlement at the Company's option. The put warrants sold in connection with the Company's stock repurchase program may have an additional dilutive effect.

6. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as, translation adjustments, and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. Comprehensive income for the three months ended September 30, 1999 and 1998 was $63 million and $38 million, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $170 million and $92 million, respectively.

7. On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of Biogen's AVONEX(R) (Interferon beta-la). In November 1996, Berlex's New Jersey action was transferred to the U.S. District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgement action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent. On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex seeks a judgement granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to the Berlex claims, but the ultimate outcome is not currently determinable. As a result, an estimate of any potential loss or range of loss cannot be made at this time. A full hearing on the parties' summary judgement motions originally scheduled for November 1999 has been postponed. A trial is tentatively scheduled for February 2000 but may also be postponed.

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

8. The Company operates in one segment, which is the business of developing, manufacturing and marketing drugs for human health care. The chief operating decision makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment. The Company currently derives product revenues from sales of its AVONEX(R)(Interferon beta-1a) product for the treatment of relapsing forms of multiple sclerosis. The Company also derives revenue from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B vaccines and diagnostic products.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 1999, the Company reported net income of $62 million or $0.39 per diluted share as compared to $38 million or $0.24 per diluted share for the comparable period of 1998. For the nine months ended September 30, 1999, the Company reported net income of $151 million or $0.96 per diluted share as compared to $97 million or $0.63 per diluted share for the comparable period of 1998.

Total revenues for the current quarter were $208 million, as compared to $146 million in the quarter ended September 30, 1998, an increase of $62 million or 42%. Total revenues for the nine months ended September 30, 1999 were $569 million, as compared to $389 million for the same period of 1998, an increase of $180 million or 46%. The increase in total revenues was primarily due to increased sales of the Company's product AVONEX(R).

Product sales for the current quarter were $163 million compared to $107 million for the comparable period in 1998, an increase of $56 million or 52%. Product sales for the nine months ended September 30, 1999 were $441 million compared to $271 million for the comparable period in 1998, an increase of $170 million or 63%. The growth in the third quarter and nine month period of 1999 was primarily due to an increase in the sales volume of AVONEX(R) in the United States and in the European Union ("EU"). AVONEX(R) sales outside of the United States were approximately $48 million in the current quarter as compared to approximately $25 million in the comparable period of 1998, an increase of $23 million or 92%. AVONEX(R) sales outside of the United States were approximately $126 million in the nine months ended September 30, 1999 as compared to approximately $56 million in the comparable period of 1998, an increase of $70 million or 125%.

Revenues from royalties for the current quarter were $45 million as compared to $38 million for the comparable period of 1998, an increase of $7 million or 18%. Revenues from royalties for the nine months ended September 30, 1999 were $128 million as compared to $119 million for the comparable period of 1998, an increase of $9 million or 8%. The increases in royalties for the three and nine month periods of 1999 over the comparable periods of 1998 are primarily a result of increases in royalties on sales of alpha interferon.

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

Total costs and expenses for the current quarter were $124 million as compared to $96 million in the quarter ended September 30, 1998, an increase of $28 million or 29%. Total costs and expenses for the nine months ended September 30, 1999 were $349 million as compared to $261 million for the nine months ended September 30, 1998, an increase of $88 million or 34%.

Cost of sales in the current quarter totaled $28 million, an increase of $9 million from the quarter ended September 30, 1998. Cost of sales in the nine-month period ended September 30, 1999 totaled $80 million compared to $52 million for the same period in 1998, an increase of $28 million or 54%. Cost of product sales were $26 million in the third quarter of 1999 compared to $16 million for the same quarter of 1998, an increase of $10 million or 63%. Cost of product sales were $70 million and $42 million for the nine months of 1999 and 1998, respectively, an increase of $28 million or 67%. Gross margins on product sales declined slightly to 84% from 85% for the three-month period ended September 30, 1999 compared to the same period in 1998. Gross margins on product sales remained constant at 84% for the nine-month periods ended September 30, 1999 and 1998. Cost of royalty revenues for the current quarter was $3 million, consistent with the cost of royalty revenue in the comparable period of 1998. Cost of royalty revenues for the nine-month period of 1999 increased to $10 million as compared to $9 million in the comparable period of 1998. Gross margins on royalty revenue increased to 94% from 92% for the three-month period ended September 30, 1999, compared to the same period in 1998. Gross margins on royalty revenue remained constant at 92% for nine-month periods ended September 30, 1999 and 1998, respectively. The Company expects that gross margins on royalty revenue will fluctuate in the future based on the impact of one-time royalty and milestone payments.

Research and development expenses for the current quarter were $59 million, an increase of $10 million or 20% as compared to the quarter ended September 30, 1998. Research and development expenses were $161 million for the nine-month period ended September 30, 1999, an increase of $33 million or 26% as compared to the same period in 1998. The increases were primarily due to increases in clinical trial costs and an increase in the Company's development efforts relating to research and development programs in its product pipeline. The Company expects that, in the long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products and as it conducts clinical trials of these products.

On November 2, 1999, the Company announced that it had halted all trials of its anti-CD40 ligand monoclonal antibody compound while it addresses issues relating to adverse thrombo-embolic events.

Selling, general and administrative expenses for the current quarter were $36 million, an increase of $9 million or 33% as compared to the quarter ended September 30, 1998. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $107 million, an increase of $26 million or 32% from the same period in 1998. The increases were primarily due to higher selling and marketing expenses related to sales of AVONEX(R), and the impact of stock option compensation and related expenses. The Company expects that selling, general and administrative expenses will increase in the near and long-term as the Company continues to put in place the commercial infrastructure and sales and marketing organizations necessary to sell AVONEX(R) worldwide.

Other income, net consists primarily of interest income, partially offset by interest expenses and other non-operating income and expenses. The increase in other income, net for the three months ended September 30, 1999 compared to the same period in 1998 was primarily attributable to the increase in interest income. The decrease in other income, net for the nine months ended September 30, 1999 compared to the same period in 1998 was primarily attributable to a $15 million write-down of certain non-current marketable securities, partially offset by the increase in interest income.

As part of its strategic product development efforts, the Company invests in equity securities of certain biotechnology companies with which it has collaborative agreements. In December of 1996, Biogen purchased approximately
1.5 million shares of Creative BioMolecules, Inc. common stock for $18 million. In March of 1997, Biogen purchased approximately 670,000 shares of CV Therapeutics, Inc. common stock for $7 million. In March of 1998, the Company purchased approximately 435,000 shares of CuraGen common stock for $5 million and converted 100,000 shares of CuraGen Series E Preferred Stock valued at $1 million to CuraGen common stock. Each of these small emerging companies is principally engaged in researching, developing or manufacturing drugs for human health care. In recent periods, the value of these publicly-traded marketable securities had been negatively impacted by general market conditions for small cap biotechnology stocks.

As a matter of policy, Biogen determines on a quarterly basis whether a decline in the fair value of a marketable security is other than temporary. Unrealized gains and losses on marketable securities are included in other comprehensive income in shareholders' equity, net of related tax effects. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings.

Up through and including the assessment at June 30, 1999, the Company concluded that substantial evidence existed suggesting that the value of the investments described above would recover to at least the Company's purchase price. Such evidence included the prospects for favorable clinical trial results, new product initiatives, and new collaborative agreements. However, given the lack of any substantial price recovery during the quarter ended June 30, 1999, and the amount of time elapsed since the decline in value began, the Company concluded that it had become unclear over what period such price recovery would take place. As a result, it was determined that the positive evidence suggesting that the investments would recover to at least the Company's purchase price was not sufficient to overcome the presumption that the current market price of the investments was the best indicator of value at June 30, 1999. Accordingly, the related unrealized losses of $15 million were recognized as other expense.

Income tax expense as a percentage of pre-tax income for the quarters ended September 30, 1999 and 1998 was 33%, respectively. Income tax expense as a percentage of pre-tax income for the nine months ended September 30, 1999 and 1998 was 33% and 34%, respectively. The effective tax rate varied from U.S. statutory rates in the three and nine-month periods of 1999 and 1998, primarily due to increased European sales and to the utilization of research and development credits. The Company's effective tax rate is expected to continue at or near the 33% level for the remainder of 1999.

FINANCIAL CONDITION

At September 30, 1999, cash, cash equivalents and short-term marketable securities were $673 million compared with $517 million at December 31, 1998, an increase of $156 million. Working capital increased by $192 million to $751 million from December 31, 1998 to September 30, 1999. Net cash provided from operating activities for the nine-month period ended September 30, 1999 was $163 million, compared with $126 million in the comparable period of 1998. Cash outflows for the nine-months ended September 30, 1999, included investments in property and equipment and patents of $47 million. Cash inflows from financing activities included $134 million from common stock option and purchase plan activity, including tax benefits related to stock options and $20 million of proceeds from the sale of put warrants. Cash outflows from financing activities included $106 million for purchases of 2,000,000 shares of the Company's common stock under its stock repurchase program and $3 million for repayments of long term debt.

On February 22, 1999, the Company announced that its Board of Directors has authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through 2000. The stock repurchase program may be discontinued at any time. To enhance the stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties covering a large portion of the shares intended to be repurchased. The outstanding put warrants permit a net-share settlement at the Company's option.

On October 4, 1999 the Company announced that it had broke ground for its new research and development center in Cambridge, Massachusetts. The new 210,000 square foot building is expected to be completed in the spring of 2001 at a total cost of approximately $95 million of which $28 million had been committed at September 30, 1999. Additionally, the Company is completing plans to build a large scale manufacturing plant in Raleigh, North Carolina. The Company expects that construction will be completed at the end of 2001 at a total cost of approximately $175 million of which $47 million had been committed at September 30, 1999.

In October 1999 CuraGen Corporation drew down $10 million on the line of credit extended to CuraGen in connection with a collaborative agreement with the Company. CuraGen simultaneously converted the borrowings into approximately 611,000 shares of Curagen Common Stock at the then fair value of $16.37 per share in accordance with the terms of the credit facility.

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

The Company has developed a plan to address the Year 2000 issue. The plan is segregated into four phases:

1. Information Collection - Identify all Year 2000 risk areas and assign accountability.

2.   Assess Risk - Assign each item a category of risk:

     - Commercial Risk - Has a significant impact on sale, delivery and support of AVONEX(R) or a significant impact on the Company's financial position or results of operations.

     - Operational Risk - Has a significant impact on productivity but does not materially impact the Company's financial position or results of operations.

     - Convenience Risk - Has a minor impact on productivity and no impact on the Company's financial position or results of operations.

3. Remediate - Fix or replace, test and implement changes required for Year 2000 compliance.

4. Contingency Plan - Define procedures to be implemented should a disruption due to Year 2000 occur.

The Company has completed the first two phases of the project and has completed the testing and upgrading of all individual software applications and equipment that fall within the Commercial Risk category. Additionally, approximately 97% of the software applications and equipment in the Operational and Convenience Risk categories have been remediated. All of the Company's major software applications are purchased from major software vendors and the Company performs only minor customizations to those applications. The Company's major software providers have attested to Year 2000 compliance. The Company has reviewed its operations equipment for embedded technologies which may be Year 2000 susceptible and does not believe necessary modifications to be material.

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

OUTLOOK

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future royalty revenues, product sales, expenses and profits, predictions as to the anticipated outcome of pending litigation and opposition proceedings, statements regarding the anticipated costs and completion dates related to the Company's building activities and statements regarding the expected outcome of planned measures to deal with Year 2000 issues. These and all other forward-looking statements are made based on the Company's current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from the Company's expectations and which could negatively impact the Company's results of operations are discussed below and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dependence on AVONEX(R) Sales and Royalty Revenue

The Company's ability to sustain increases in revenues and profitability in the near term will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) worldwide; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R); the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives and maintains reimbursement coverage; successful resolution of the lawsuit with Berlex related to the "McCormick" patents, which if decided in Berlex's favor could have a material adverse effect on the Company's financial position and results of operations; success in revoking the Rentschler patent since if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial condition; the Company's ability to sustain market share of AVONEX(R) in light of the impact of competitive products for the treatment of multiple sclerosis; the success of ongoing development work related to AVONEX(R) in expanded multiple sclerosis indications and the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms. The Company also receives royalty revenues which contribute significantly to its overall profitability. The Company's ability to maintain the level of its royalty revenues will depend on a number of factors. For example, pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products may have an impact on product sales by the Company's licensees. In addition, licensee sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs. Since the Company is not involved in the development or sale of products by licensees, the Company is unable to predict the timing or potential impact of factors which may affect licensee sales. In the long term, the Company expects its royalty revenue to be affected most significantly by patent expirations.

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

                                                    BIOGEN, INC.

Dated: November 15, 1999                            /s/Timothy M. Kish
                                                    ----------------------------
                                                    Timothy M. Kish
                                                    Vice President-Finance and
                                                    Chief Financial Officer



EXHIBITS

Index to Exhibit.



     No. 27    Financial Data Schedule (for EDGAR filing purposes only).