Form 10-K
period 1999-12-31
BIOGEN INC
filed 2000-03-29
CIK 714655

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

               14 Cambridge Center, Cambridge, Massachusetts 02142 (Address of principal executive offices) (zip code)

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

                             Yes _X_         No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 16, 2000 (excludes shares held by directors):
$12,913,220,996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at March 16, 2000: 150,926,556 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report, and portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.

PART I

ITEM 1 - BUSINESS

OVERVIEW

     Biogen, Inc. ("Biogen" or the "Company") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. Biogen, which was founded in 1978 and recently added by Standard & Poor's to the benchmark S&P 500 Index, currently derives revenues from sales of its AVONEX(R) (Interferon beta-1a) product for the treatment of relapsing forms of multiple sclerosis and from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company. Such products include certain forms of alpha interferon, hepatitis B vaccines and hepatitis B diagnostic test kits, among others. The Company's revenues from sales of AVONEX(R) in 1999 were approximately $620.6 million, making AVONEX(R) the worldwide market leader among multiple sclerosis therapies. The Company's royalty revenues in 1999 were approximately $173.8 million.

     Biogen continues to have an active development program related to AVONEX(R), and is conducting several important clinical trials of the product. In 1999, Biogen completed a clinical study of AVONEX(R) in patients who had experienced only one confirmed demyelinating event (multiple sclerosis-type exacerbation). The study showed a highly statistically significant beneficial effect of AVONEX(R) in delaying the development of clinically definite multiple sclerosis. The study was stopped early following positive results. The Company intends to file an application for a broadened prescribing label for AVONEX(R) with regulatory agencies worldwide.

     Biogen also continues to devote significant resources to its ongoing research and development efforts. The Company focuses its efforts on areas where it has particular scientific strengths such as: multiple sclerosis, inflammatory diseases, cardiovascular diseases, developmental biology and gene therapy. In 1999, the Company completed a Phase 2b clinical study of its AMEVIVE(TM) (Human LFA-3/IgG1 fusion protein) product, also known as LFA3TIP, in patients with moderate to severe chronic plaque psoriasis. Based on the encouraging Phase 2b data, the Company began a Phase 3 clinical trial in North America, and is moving forward with planning for a Phase 3 clinical trial in Europe. Biogen anticipates beginning Phase 2 clinical trials of AMEVIVE(TM) in a second indication during 2000. The Company also recently announced that it had successfully completed an early-stage Phase 2 study of an adenosine A(1) antagonist small molecule product being studied as a treatment for congestive heart failure. Additional studies using the lead back-up molecule for this pathway are planned. A third Biogen product candidate in clinical trials experienced a set back in 1999. In November 1999, the Company announced that it had halted all ongoing clinical trials of ANTOVA(TM) (Humanized anti-CD40 ligand monoclonal antibody), also known as humanized 5c8, until it has completed a review of issues relating to adverse incidents involving thrombo-embolic events. Work to identify the reasons for the adverse events is ongoing.

     Biogen also has many earlier-stage research programs. These include: a program directed toward developing a novel inhibitor of a particular immune response pathway as a potential therapy for several autoimmune diseases; a program focused on finding oral small molecule drug candidates to inhibit the migration of white blood cells into tissue as a potential treatment for multiple sclerosis and certain chronic inflammatory diseases; a program in which the Company is exploring ways to treat certain central nervous system disorders through use of proteins involved in inducing the formation and regeneration of tissue; and a program directed at developing products based on human gene therapy technology. The Company is also exploring the use of functional genomics technology to find novel therapeutics.

AVONEX(R) (INTERFERON BETA-1A)

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

     Biogen began selling AVONEX(R) in the United States in 1996, and in the European Union ("EU") in 1997. AVONEX(R) is on the market in over 50 countries, including Argentina, Australia, Brazil, Canada, Chile, Columbia, Cyprus, the Czech Republic, the countries of the EU, Hungary, Israel, Mexico, Norway, Slovakia, South Africa, Switzerland, Turkey and the United States.

     In the United States, Canada and most of the major countries of the EU, Biogen uses its own sales force to market AVONEX(R). In those countries, Biogen distributes AVONEX(R) principally through wholesale distributors of pharmaceutical products, mail order, specialty distributors or shipping service providers. In other countries, Biogen sells AVONEX(R) to distribution partners who are then responsible for most marketing and distribution activities. The Company has entered into distribution agreements covering Australia, Eastern Europe, Greece, Israel, Italy, Japan, Latin America, the Middle East, New Zealand, Portugal, South Africa, Spain and Turkey. Under most of these agreements, the distribution partners are responsible for marketing and distributing AVONEX(R).

     Biogen is currently conducting several clinical studies of AVONEX(R). These include: a dose comparison study, initiated in 1996, comparing the approved dosage of AVONEX(R) with a higher dose; an open-label follow-up study initiated in 1995 to obtain long-term safety and antigenicity data; a clinical study of AVONEX(R) in patients with secondary progressive multiple sclerosis, initiated in 1998; and a Phase 2 clinical study of AVONEX(R) in the treatment of idiopathic pulmonary fibrosis which also commenced in 1998.

     Biogen also recently completed a clinical study of AVONEX(R) in patients who had experienced only one confirmed demyelinating event (multiple sclerosis-type exacerbation). The study, which was initiated in 1996, showed a highly statistically significant beneficial effect of AVONEX(R) in delaying the development of clinically definite multiple sclerosis. Clinically definite multiple sclerosis is identified by the presence of at least two demyelinating events, separated by time and location in the central nervous system. The study was stopped early following positive results. The Company intends to file an application for a broadened prescribing label for AVONEX(R) with regulatory agencies worldwide.

     Biogen is also exploring new ways to improve the formulation and delivery of AVONEX(R). In February 1999, Biogen entered into a collaborative agreement with Inhale Therapeutic Systems, Inc. under which the parties are working towards development of a dry powder formulation of AVONEX(R) for pulmonary delivery using Inhale's deep-lung delivery system. Biogen is also continuing to work towards development of a pre-filled syringe formulation of AVONEX(R).

     Revenues from sales of AVONEX(R) in 1999 were $620.6 million or approximately 78% of total revenues. Revenues from sales of AVONEX(R) in 1998 and 1997 were $394.9 million and $240.0 million, respectively, or approximately 71% and 58% of total revenues, respectively. Approximately 71% of AVONEX(R) sales in 1999, 77% of AVONEX(R) sales in 1998, and 92% of AVONEX(R) sales in 1997, were generated in the United States. Sales to three major wholesale distributors and a specialty distributor in the United States accounted for 13%, 11%, 11% and 15%, respectively, of total revenues in 1999.

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

     AMEVIVE(TM) (LFA3TIP)

     Inflammation is the result of the body's immune response to infection and injury. In many autoimmune diseases, the inflammation process is directed inappropriately against the body's own tissues, causing temporary or permanent damage. Biogen has focused the efforts of its inflammation programs on developing drugs to inhibit specific cellular interactions critical to the inflammation process. Central to inflammation is the activation of T-cells, specialized white blood cells which initiate and control the immune response. One of the cellular pathways which is important for the activation of T-cells is the LFA-3/CD2 pathway. AMEVIVE(TM) (LFA3TIP) is a recombinantly engineered protein designed to modulate immune responses by binding to the CD2 receptor. Biogen is developing AMEVIVE(TM) as a treatment for certain autoimmune diseases. In 1999, the Company completed a Phase 2b clinical study of AMEVIVE(TM) in patients with moderate to severe chronic plaque psoriasis. Based on positive data from the Phase 2b study, the Company began a Phase 3 study in North America and is moving forward with planning for a Phase 3 study in Europe. Psoriasis is a chronic autoimmune disease that is characterized by inflammation and thickening of the skin. An estimated 500,000 psoriasis patients in the United States have a severe enough form of the disease to need systemic therapies. Biogen anticipates beginning Phase 2 clinical trials of AMEVIVE(TM) in a second indication during 2000.

     ADENOSINE A(1) ANTAGONISTS

     In March 1997, Biogen entered into a research collaboration and license agreement with CV Therapeutics, Inc. ("CVT") pursuant to which the Company obtained rights under CVT's patents and know-how to develop and market molecules that act as highly selective antagonists of the adenosine A(1) receptor. The adenosine A(1) receptor is expressed principally in the heart, brain and kidney, and in the kidney mediates vasoconstriction, renal function and reabsorption of fluids. Biogen is developing small molecule adenosine A(1) antagonists as a treatment for congestive heart failure. Congestive heart failure is a chronic progressive disease that affects four to five million people in the United States. Patients with the disease experience both a chronic course as well as acute episodes of heart failure that usually require hospitalization. Reduction in kidney function and the formation of edema, or fluid retention, in lungs and extremities are significant symptoms of chronic heart failure, leading to increased morbidity, hospitalization and death. In 1999, Biogen successfully completed an early-stage Phase 2 study comparing CVT-124, a particular small molecule product, with existing therapies in the acute treatment of congestive heart failure. Additional studies using the lead back-up molecule for this pathway are planned.

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

     Biogen is developing ANTOVA(TM), a humanized monoclonal antibody that binds to CD40L, as a treatment for a variety of autoimmune diseases and as a therapy for preventing organ and cellular transplant rejection. During 1999, the Company was involved in an ongoing Phase 2 safety study of ANTOVA(TM) in patients with immune thrombocytopenic purpura, as well as Phase 2 studies of ANTOVA(TM) in lupus nephritis, renal transplantation, pancreatic islet cell transplantation, Factor VIII inhibitor syndrome and multiple sclerosis. In November 1999, the Company announced that it had halted all existing clinical trials of ANTOVA(TM) until it has completed a review of issues relating to adverse incidents involving thrombo-embolic events. Work to identify the reasons for the adverse events is ongoing.

     LT-BETA RECEPTOR

     The lymphotoxin-beta receptor ("LT-Beta Receptor") pathway is involved in controlling the maintenance of proper immune interactions and the correct positioning of key cell types in the immune system. Both elements are crucial for the immune system to function properly. The LT-Beta Receptor pathway serves as a novel access point to modulate autoimmune disease. Biogen is developing its LT-Beta Receptor as a potential treatment for certain autoimmune diseases and expects to start Phase 1 safety studies in 2001.

     VLA-4 INHIBITORS

     VLA-4 (Very Late Antigen-4) is a receptor that appears on the surface of white blood cells and binds to VCAM-1, a protein found on the surface of vascular endothelial cells, as well as extracellular matrix proteins, fibronectin and osteopontin. The VLA-4 pathway facilitates migration of white blood cells into tissue as part of the body's normal response during inflammation. This inflammatory response can be severely damaging or even life threatening when it is directed against the body's own tissue in autoimmune diseases and may cause serious collateral injury in chronic immune inflammatory diseases such as asthma. Biogen scientists have developed VLA-4-specific small molecule inhibitors designed to interrupt the cell adhesion activity of VLA-4 as a means of blocking the inflammation process in a highly specific manner.

     In December 1997, Biogen entered into a collaborative research, development and license agreement with Merck & Co., Inc. ("Merck") under which Biogen and Merck are collaborating on developing small molecule inhibitors of VLA-4. Under the agreement with Merck, Biogen has rights to develop, market and sell small molecule inhibitors of VLA-4 for the treatment of multiple sclerosis, kidney diseases and disorders, inflammatory bowel disease and most diseases with small patient populations. Merck has rights to develop, market and sell small molecule inhibitors of VLA-4 in all other indications, including asthma. Early in 1999, Merck completed a Phase 2a study in asthmatic patients using an aerosolized small molecule inhibitor of VLA-4, known as BIO-1211. Merck subsequently determined that the results of the trial did not support continued development of that particular compound. Collaborative efforts to identify a suitable oral small molecule inhibitor drug candidate continue at Merck and Biogen.

     HEDGEHOG PROTEINS

     Hedgehog proteins are a class of novel human proteins that are responsible for inducing the formation or regeneration of tissue. In 1996, the Company entered into a research collaboration and license agreement with Ontogeny, Inc. ("Ontogeny") for the development of three specific "hedgehog" proteins. Under its agreement with Ontogeny, Biogen has access to exclusive worldwide rights to develop therapeutics directly based on Ontogeny's proprietary family of sonic, indian and desert hedgehogs for most disease indications. In 1998, Biogen and Ontogeny extended the hedgehog research program and broadened the collaboration to include gene therapy. The Company's current focus is the study of the hedgehog proteins for the treatment of certain central nervous system disorders.

     GENE THERAPY

     In 1995, the Company entered into a collaborative research agreement with Genovo, Inc. ("Genovo") for the development of certain human gene therapy treatments. Under this agreement, Biogen received rights related to certain diseases of the liver and lung. Genovo has also granted to Biogen rights under Genovo's gene therapy technology for development of certain gene therapy products in connection with the treatment of cancer.

     OTHER RESEARCH PROGRAMS

     As part of its further research efforts, Biogen is exploring the use of growth factors to prevent or treat the degeneration of organs following damage. The Company is also investigating new ways to modify immune responses more specifically in order to treat diseases of the immune system. In addition, through its collaborations with CuraGen Corporation, Incyte Pharmaceuticals, Inc. and Genetica Incorporated, Biogen is exploring the use of functional genomics technology to find novel therapeutics.

     RESEARCH AND DEVELOPMENT COSTS

     For the years ended December 31, 1999, 1998 and 1997, Biogen's research and development costs were approximately $221.2 million, $177.2 million and $145.5 million, respectively.

     RISKS ASSOCIATED WITH DRUG DEVELOPMENT AND COMMERCIALIZATION

     Certain of the statements set forth above regarding the Company's research and development programs, such as statements regarding the anticipated commencement of clinical trials of drugs in development, are forward-looking, and are based upon the Company's current belief as to the outcome and timing of such future events. These events are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Many important factors affect the Company's ability to successfully develop and commercialize drugs, including the need to demonstrate the safety and efficacy of drug candidates at each stage of the clinical trial process, to overcome technical hurdles that may arise, to meet applicable regulatory standards, to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to obtain and maintain all necessary patents or licenses, to compete successfully against other products, and to market products successfully. There can be no assurance that any of the products described in this section or resulting from Biogen's research and development programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, be successfully marketed or successfully meet challenges from competitive products.

     For a detailed discussion of the risks associated with the Company's drug development and commercialization program, see the Company's 1999 Annual Report to Shareholders --- "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Outlook," which is incorporated herein by reference under Item 7 hereof.

PRINCIPAL PRODUCTS BEING MARKETED OR DEVELOPED BY BIOGEN'S  LICENSEES

     ALPHA INTERFERON

     Alpha interferon is a naturally occurring protein produced by normal white blood cells. Biogen has been granted patents covering the production of alpha interferon through recombinant DNA techniques. See "Patents and Other Proprietary Rights." Biogen's worldwide licensee for recombinant alpha interferon, Schering-Plough Corporation ("Schering-Plough"), first began commercial sales of its Intron(R) A brand of alpha interferon in the United States in 1986 for hairy-cell leukemia. Schering-Plough now sells Intron(R) A worldwide for as many as 16 indications. The United States Food and Drug Administration (the "FDA") has approved Intron(R) A for the treatment of chronic hepatitis B and hepatitis C, hairy-cell leukemia, AIDS-related Kaposi's sarcoma, condylomata acuminata, for injection as an adjuvant treatment to surgery in patients at high risk for systemic recurrence of malignant melanoma, and for use in conjunction with anthracycline-containing combination chemotherapy for the initial treatment of patients with clinically aggressive non-Hodgkin's lymphoma.

     In late 1998, Biogen filed for arbitration against Schering-Plough in a dispute over the amount of royalties payable to Biogen on sales of REBETRON(R), a combination product containing the Intron(R) A injection product and REBETOL(R) (ribavirin, USP capsules). Schering-Plough sells REBETRON(R) in the United States as a treatment for chronic hepatitis C. A hearing in connection with the arbitration was conducted in January 2000. In March 2000, the arbitration panel found in favor of Schering-Plough, and rejected Biogen's claim that royalty payments should be based on the higher rate for combination products called for under the 1979 agreement between the parties, and not on the Intron(R) A component alone. Biogen does not expect to suffer any financial impact as a result of the arbitration panel's decision since Schering-Plough is presently paying royalties only on the Intron(R) A component, and the decision will have no effect on those royalties.

     Royalties from Schering-Plough on sales of Intron(R)A accounted for approximately 13%, 16% and 19% of Biogen's revenues in 1999, 1998 and 1997, respectively.

     For a discussion of the length of Schering-Plough's royalty obligation to Biogen on sales of alpha interferon products, see "Patents and Other Proprietary Rights - Recombinant Alpha Interferon."

     HEPATITIS B VACCINES AND DIAGNOSTICS

     Hepatitis B is a blood-borne disease which causes a serious infection of the liver and substantially increases the risk of liver cancer. More than 250 million people worldwide have chronic hepatitis B virus infections. Biogen holds several important patents related to hepatitis B antigens produced by genetic engineering techniques. See "Patents and Other Proprietary Rights - Recombinant Hepatitis B Antigens." These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection.

          Hepatitis B Vaccines

     Approximately 100 countries around the world, including the United States, have added the vaccination against hepatitis B to their routine immunization programs for all children. The United States Centers for Disease Control and the American Academy of Pediatrics have also recommended universal immunization of ten-year-old children and at-risk adolescents. The United States Occupational Safety and Health Administration has recommended that all persons with an occupational exposure to blood and other infectious material receive the hepatitis B vaccine.

     SmithKline Beecham Biologicals s.a. ("SmithKline") and Merck are the two major worldwide marketers of hepatitis B vaccines. Biogen has licensed to SmithKline exclusive rights under Biogen's hepatitis B patents to market hepatitis B vaccines in the major countries of the world, excluding Japan. SmithKline currently pays Biogen royalties based on sales of SmithKline's vaccine in the United States and in over 15 other countries. In 1990, SmithKline and Biogen entered into a sublicense arrangement with Merck under which Biogen currently receives royalties. Biogen has also licensed rights relating to hepatitis B vaccines under its hepatitis B patents to Merck and The Green Cross Corporation on a non-exclusive basis in Japan. Royalties from SmithKline and Merck together accounted for approximately 6%, 9% and 14% of Biogen's revenues in 1999, 1998 and 1997, respectively.

          Hepatitis B Diagnostics

     Biogen has licensed its proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to diagnostic kit manufacturers. Biogen currently has hepatitis B license or license and supply agreements for diagnostic use with more than 15 companies, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits, Ortho-Clinical Diagnostics, Organon Teknika B.V. and Roche Diagnostic Systems, Inc.

     For a discussion of the length of the royalty obligation of SmithKline and Merck on sales of hepatitis B vaccines and the obligation of Biogen's other licensees on sales of hepatitis B-related diagnostic products, see "Patents and Other Proprietary Rights - Recombinant Hepatitis B Antigens."

     OTHER PRODUCTS

     Under a license agreement with Eli Lilly and Company ("Lilly"), Biogen has granted Lilly rights under certain of Biogen's patents related to gene expression. Lilly uses the patented vectors and methods in several products that are on the market or in development. Under the license agreement, Biogen receives royalties on sales of these products. See "Patents and Other Proprietary Rights - Other Patents".

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

     In March 1997, Biogen granted to The Medicines Company ("TMC") exclusive worldwide rights to develop and market Biogen's bivalirudin product, a direct thrombin inhibitor now known as ANGIOMAX(TM). Biogen will receive milestone and royalty payments from TMC if TMC is successful in its efforts to develop and commercialize the drug. In October 1999, TMC received marketing clearance for ANGIOMAX(TM) in New Zealand for use as an anticoagulant in patients undergoing coronary angioplasty. In the United States and Europe, bivalirudin is an investigational drug currently under regulatory review for marketing approval by both the FDA and the European Agency for the Evaluation of Medicinal Products.

     Financial information about foreign operations and export sales is included in the Company's 1999 Annual Report to Shareholders --- Notes to Consolidated Financial Statements --- Note 11, incorporated herein by reference under Item 8 hereof.

PATENTS AND OTHER PROPRIETARY RIGHTS

     Biogen has filed numerous patent applications in the United States and various other countries seeking protection of a number of its processes and products. Patents have been issued on many of these applications. The Company has also obtained rights to various patents and patent applications under licenses with third parties which provide for the payment of royalties by the Company. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including those of Biogen, in the United States and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that Biogen's existing patents or others, if obtained, will afford substantial protection or commercial benefit to Biogen. Similarly, there is no assurance that the Company's pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will prevail if they are challenged in court. There has been, and Biogen expects that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Intellectual property litigation could therefore create uncertainty and consume substantial resources.

     RECOMBINANT ALPHA INTERFERON

     Biogen has approximately 67 patents in countries around the world, including the United States and numerous other countries, covering the production of recombinant alpha interferons. Biogen has granted an exclusive worldwide license to Schering-Plough under Biogen's alpha interferon patents, and receives royalties from Schering-Plough on sales of its brand of alpha interferon. See "Principal Products Being Marketed or Developed by Biogen's Licensees - Alpha Interferon".

     Schering-Plough's royalty obligation to Biogen on sales of alpha interferon in Japan and Europe will terminate upon expiration of Biogen's alpha interferon patent in such territories in January 2001, except in France and Italy where Biogen has obtained supplemental protection certificates extending the coverage in France until 2003 and in Italy until 2007.

     In consideration of assignment to Schering-Plough by Biogen of a Biogen patent application claiming recombinant mature human alpha interferon, Schering-Plough has agreed to pay to Biogen certain sums on sales by Schering-Plough of alpha interferon products in the United States from July 2002 (when Biogen's existing United States alpha interferon patent expires) until expiration of an alpha interferon patent expected to be issued to Hoffman-LaRoche Inc. ("Roche") and Genentech, Inc. ("Genentech"). The Roche/Genentech patent was the subject of a lawsuit brought by Biogen which was ultimately settled. Schering-Plough entered into an agreement with Roche as part of the settlement of the matter.

     In December 1996, Schering-Plough filed suit in its own name, as Biogen's exclusive licensee, against Amgen, Inc. ("Amgen") to enforce Biogen's United States alpha interferon patent claiming it to be infringed by Amgen's consensus interferon product known as Infergen(R). In July 1998, the federal judge in the case issued a narrow pre-trial interpretation of the claims of the Biogen patent. This decision was appealed. A hearing in connection with the appeal was held in December 1999. A decision is expected in the first half of 2000.

     During the arbitration proceedings between Biogen and Schering-Plough related to REBETRON(R) royalties, Schering-Plough alleged that the federal judge's decision in the Amgen case narrowed the scope of the claims in Biogen's United States alpha interferon patent such that the patent no longer covers Schering-Plough's Intron(R) A product. If the Amgen appeal is unsuccessful, Schering-Plough might argue that royalties on sales of Intron(R) A are not payable during the period commencing after expiration of the EU patent in January 2001 (which currently covers all product manufactured in the EU, including all product sold in the United States) until commencement in July 2002 of the royalty obligation tied to the term of the Roche/Genentech patent. Biogen intends to vigorously oppose any attempt by Schering-Plough to discontinue payment of royalties during any period.

     RECOMBINANT HEPATITIS B ANTIGENS

     Biogen has obtained numerous patents in countries around the world, including in the United States and in European countries, covering the recombinant production of hepatitis B surface, core and "e" antigens. Biogen has licensed its recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receives royalties on sales of the vaccines and test kits by its licensees. See "Principal Products Being Marketed or Developed by Biogen's Licensees - Hepatitis B Vaccines and Diagnostics." The obligation of SmithKline and Merck to pay royalties on sales of hepatitis B vaccines and the obligation of Biogen's other licensees under its hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of Biogen's hepatitis B patents in each licensed country. Biogen's existing United States hepatitis B patent will expire in 2004. Biogen's European hepatitis B patents expired at the end of 1999, except in those countries in which Biogen has or is able to obtain supplemental protection certificates. To date, Biogen has received supplemental protection certificates in Austria, Belgium, France, Ireland, Italy, Luxembourg, The Netherlands, Sweden and Switzerland, and has a number of additional applications pending. The additional coverage afforded by the supplemental protection certificates ranges from two to six years.

     RECOMBINANT BETA INTERFERON

     In 1997, the Technical Board of Appeal of the European Patent Office revoked Biogen's European patent covering the production of recombinant beta interferon. Although no formal appeal procedure exists, Biogen asked the European Patent Office to overturn the revocation. A recent decision in another case denied that such a right of appeal exists. Consequently, Biogen's appeal will be dismissed and the patent will stand revoked. Biogen also has a patent with similar claims in Israel. In July 1997, Biogen sued InterPharm Laboratories Ltd. ("InterPharm"), an affiliate of Ares Serono, S.A. ("Serono"), and related defendants, claiming that the manufacture by InterPharm of Serono's Rebif(R) (Interferon Beta-1a) infringes Biogen's Israeli patent. In Germany, a patent with similar claims was the subject of a nullity proceeding instituted by Schering AG in the German Federal Patent Court. In March 1998, the German Federal Patent Court upheld the German patent but with substantially narrower claims. Biogen has appealed the decision.

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

     On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of AVONEX(R). In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pretrial purposes with a related declaratory judgment action previously filed by Biogen. In August 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent. In September 1998, the cases were consolidated for pretrial and trial purposes. Berlex seeks a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. A hearing on the parties' summary judgment motions was completed in March 2000. No decisions have been rendered to date. The Company expects a trial to occur in the second half of 2000. For a further discussion, see Item 3 hereof - Legal Proceedings, and the Company's 1999 Annual Report to Shareholders --- Notes to Consolidated Financial Statements --- Note 9, incorporated herein by reference under Item 8 hereof.

     In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the "Rentschler I Patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision to revoke the Rentschler I Patent. Rentschler has appealed that decision and the appeal is still pending. On October 13, 1998, the Company filed another opposition with the Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the "Rentschler II Patent") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. A decision on the Rentschler II Patent has not been issued to date. For a more detailed discussion, see the Company's 1999 Annual Report to Shareholders --- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Matters" incorporated herein by reference under Item 7 hereof.

     OTHER PATENTS

     Biogen has granted Lilly a non-exclusive license under certain of Biogen's patents for gene expression. Lilly uses the patented vectors and methods in certain products that are on the market or in development. Biogen's European patent relating to gene expression was opposed by Biotechnology General Corp. in December 1993. A hearing was held by the Opposition Division of the European Patent Office in March 1996. In March 1997, the Opposition Division decided to revoke Biogen's patent. Biogen has appealed the decision.

     In March 1995, Biogen filed suit in the U.S. District Court for the District of Massachusetts seeking to enjoin Amgen from manufacturing and selling its Neupogen(R) human granulocyte colony stimulating factor in the United States and asking for damages for infringing activities. Biogen believes that to make Neupogen(R) Amgen uses technology claimed in certain of Biogen's gene expression patents. In 1998, the court made a decision as to interpretation of the claims of the Biogen patent in such a way as to preclude Amgen's literal infringement of the patent. Amgen has filed a motion for summary judgment based on the court's decision. The parties filed briefs on whether Amgen is entitled to summary judgment on its claim that its vector is not an infringing equivalent. The matter was argued to the court in November 1999. A decision on this motion is expected in the first half of 2000.

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

     In March 1999, Biogen was added as a plaintiff in a lawsuit filed by Plant Genetic Systems, N.V. ("PGS") against Dekalb Genetics Corporation ("Dekalb") in the United States District Court in Connecticut. PGS, the licensee of certain Biogen plant gene patents, is claiming that DeKalb infringes the patents in its production of genetically-engineered seeds.

     THIRD-PARTY PATENTS

     Biogen is aware that others, including various universities and companies working in the biotechnology field, have also filed patent applications and have been granted patents in the United

States and in other countries claiming subject matter potentially useful or necessary to Biogen's business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. For example, Genentech has been granted patents and is prosecuting other patent applications in the United States and certain other countries which it may allege are currently used by Biogen and the rest of the biotechnology industry to produce recombinant proteins in microbial hosts. Genentech has offered to Biogen and others in the industry non-exclusive licenses under those patents and patent applications for various proteins and in various fields of use, but not for others. Schering-Plough, Biogen's exclusive licensee for recombinant alpha interferon, is licensed under certain of Genentech's patents for the manufacture, use and sale of recombinant alpha interferon. The ultimate scope and validity of Genentech's patents, of other existing patents, or of patents which may be granted to third parties in the future, and the extent to which Biogen may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, currently cannot be determined by Biogen.

     TRADE SECRETS AND CONFIDENTIAL KNOW-HOW

     Trade secrets and confidential know-how are important to Biogen's scientific and commercial success. Although Biogen seeks to protect its proprietary information by generally requiring its employees, consultants, advisors and corporate partners to sign confidentiality agreements, there can be no assurance that third parties will not either independently develop the same or similar information or obtain access to Biogen's proprietary information.

COMPETITION AND MARKETING

     IN GENERAL

     Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. Biogen does not believe that it or any of the other industry leaders can be considered dominant in view of the rapid technological change in the industry. Biogen experiences significant competition from specialized biotechnology firms in the United States, Europe and elsewhere and from many large pharmaceutical, chemical and other companies. Certain of these companies have substantially greater financial, marketing, research and development and human resources than Biogen. Most pharmaceutical companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

     Much competition is directed towards establishing proprietary positions through research and development. A key aspect of such competition is recruiting and retaining qualified scientists and technicians. Biogen believes that it has been successful in attracting skilled and experienced scientific personnel. Biogen believes that leadership in the industry will be based on managerial and technological superiority and may be influenced significantly by patents and other forms of protection of proprietary information. See "Patents and Other Proprietary Rights". The achievement of a leadership position depends largely upon Biogen's continued ability to attract and retain skilled and experienced personnel, its ability to identify and exploit commercially the products resulting from research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing.

     Many of Biogen's competitors are working to develop products similar to those under development by Biogen. The timing of the entry of a new pharmaceutical product into the market can be an important factor in determining the product's eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Moreover, for certain diseases with limited patient populations, the FDA is prevented under the Orphan Drug Act, for a period of seven years, from approving more than one application for the "same" product for a single orphan drug designation, unless a later product is considered clinically superior. The EU and other jurisdictions have or are considering similar laws. Accordingly, the relative speed with which Biogen can develop products, complete the testing and approval process and supply commercial quantities of the product to the market will have an important impact on Biogen's competitive position. In addition, competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, reliability, availability and price.

     AVONEX(R) (INTERFERON BETA - 1A)

     As a treatment for multiple sclerosis, AVONEX(R) competes with interferon beta-1b which is sold in the United States under the brand name Betaseron(R) by Berlex, a United States affiliate of Schering AG, and is sold in Europe under the brand name Betaferon(R) by Schering AG. AVONEX(R) also faces competition from Copaxone(R) glatiramer acetate (also known as copolymer-1). In the United States, Copaxone(R) is marketed by a partnership between Teva Pharmaceutical Industries, Ltd. and Hoechst Marion Roussel, Inc. In most other countries, AVONEX(R) also competes with Rebif(R), a recombinant interferon beta 1a product sold by Serono. In response to an application from Serono for approval of Rebif(R) in the United States for relapsing multiple sclerosis, the FDA, in March 1999, upheld its earlier ruling that, based on the data from existing clinical trials, Serono cannot market Rebif(R) in the United States for relapsing multiple sclerosis while the orphan drug status afforded to AVONEX(R) and Betaseron(R) for that indication is still in effect. AVONEX(R)'s orphan drug status for relapsing forms of the disease expires in 2003. The ruling by the FDA prompted Serono to recently initiate a 12-month head-to-head study of Rebif(R) and AVONEX(R) to determine if Serono can show whether Rebif(R) is clinically superior to AVONEX(R). The results of this study may help Serono in its attempts to get the orphan drug status of AVONEX(R) removed. Biogen expects Serono to release the results of the study in the first quarter of 2001.

     A number of other companies are working to develop products to treat multiple sclerosis which may in the future compete with AVONEX(R), the worldwide market leader among multiple sclerosis therapies. For example, Immunex Corporation, a majority-owned subsidiary of American Home Products Corporation, recently received a non-binding recommendation for approval of Novantrone(R) in the United States from an advisory panel of the FDA. Novantrone(R) was recommended for approval to slow the worsening of neurologic disability and to reduce the relapse rate in patients with clinically worsening forms of relapsing-remitting and secondary progressive multiple sclerosis. The FDA will consider the recommendation in its final review of the Novantrone(R) new drug application. AVONEX(R) may also in the future face competition from off-label uses of drugs approved for other indications. Biogen believes that competition among treatments for multiple sclerosis will be based on product performance, service and price.

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

     In connection with the commercialization of products resulting from Biogen's research and development projects, it is necessary, in a number of countries, to comply with certain regulations relating to the manufacturing and marketing of such products and to the products themselves. For example, the commercial manufacturing, marketing and exporting of pharmaceutical products require the approval of the FDA in the United States and of comparable agencies in other countries. The FDA has established mandatory procedures and safety standards which apply to the manufacture, clinical testing and marketing of pharmaceutical products in the United States. The regulatory requirements and approval processes for new products in the EU operate under similar principles as those applied in the United States. The process of seeking and obtaining approval of the FDA or regulatory authorities in the EU or other regulatory authorities worldwide for a new product and licensing of the facilities in which the product is produced takes a number of years and involves the expenditure of substantial resources. In addition, the regulatory approval processes for products in the United States, the countries of the EU and other countries around the world are undergoing or may undergo changes. Biogen cannot determine what effect any changes in regulatory approval processes may have on its business.

     In the United States, the federal government regularly considers reforming health care coverage and costs. Resulting legislation or regulatory actions may have a significant effect on the Company's business. Biogen's ability to successfully commercialize human pharmaceutical products also may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available worldwide from government health administration authorities, private health insurers and other organizations. Currently, substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

     Biogen conducts relevant research in compliance with the current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (the "NIH Guidelines") and all other applicable federal and state regulations. By local ordinance, Biogen is required, among other things, to comply with the NIH Guidelines in relation to its facilities in Cambridge, Massachusetts, and is required to operate pursuant to certain permits.

     Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with Biogen's research work are or may be applicable to its activities. The extent of government regulation which might result from future legislation or administrative action cannot accurately be predicted. Certain agreements entered into by Biogen involving exclusive license rights may be subject to national or supranational antitrust regulatory control, the effect of which also cannot be predicted.

EMPLOYEES

     At December 31, 1999, Biogen employed 1,351 full-time employees worldwide, of whom 1,150 were located in the United States. Of the 1,351 employees, 344 were engaged in, or directly supported, research and process development, 474 were involved in, or directly supported, manufacturing, quality assurance/quality control, regulatory, medical operations and preclinical and clinical development, and 306 were involved in sales and marketing. In addition, Biogen maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States, including the nine outside members of its Scientific Board.

ITEM 2 - PROPERTIES

     Biogen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in Cambridge, Massachusetts. The Company owns a 150,000 square foot building in Cambridge that houses laboratories and office space. The Company also leases a total of approximately 301,002 square feet of additional office, manufacturing, and research and development space in all or part of four other buildings in Cambridge, consisting of a 67,362 square foot building housing manufacturing facilities, laboratories and office space, a building with 65,792 square feet of space containing laboratories, purification and aseptic bottling facilities, and office space, a multi-tenant building where the Company leases approximately 150,848 square feet of office space, and a 17,000 square foot building housing office space and distribution facilities. The lease expiration dates for the leased sites range from 2000 to 2015. The Company has also leased additional space in Cambridge that it is not currently utilizing, but plans to use in the near term. In addition, in 1999, Biogen commenced construction of a new 224,000 square foot facility in Cambridge primarily to house process development operations. The Company also has development options for additional property in Cambridge.

     In addition to its Cambridge facilities, the Company has a 100,000 square foot biologics manufacturing facility in Research Triangle Park, North Carolina. The Company uses the Research Triangle Park facility as an additional site for the manufacture of AVONEX(R). In 1999, the Company commenced construction of a 250,000 square foot addition to the Research Triangle Park facility to add large scale cell culture manufacturing capacity.

     Biogen financed construction of the buildings which it owns in Cambridge, Massachusetts and Research Triangle Park, North Carolina with term loans. The loans are secured by the buildings. See the Company's 1999 Annual Report to Shareholders --- "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference under Item 7 hereof.

     The Company's European headquarters consists of 4,150 square meters of office space in a multi-tenant building in Nanterre, France. The lease for this space terminates in 2008 with Biogen having the right to terminate the lease earlier under specified circumstances. The Company also leases 2,250 square meters of office and manufacturing space in The Netherlands, 950 square meters of office space in Germany, and small offices in Austria, Canada, Denmark, England, Finland, Norway and Sweden. In addition, Dompe-Biogen AG, a minority-owned subsidiary of Biogen, leases a small office in Switzerland.

     The Company believes that its production plants in Cambridge, Massachusetts and Research Triangle Park, North Carolina and existing outside sources will allow it to meet, in the near term, its production needs for products in clinical trials and AVONEX(R). Biogen believes that its existing facilities are in compliance with applicable regulatory standards. The Company expects that additional facilities and outside sources will be required to meet the Company's future research, development and commercial production needs.

ITEM 3 - LEGAL PROCEEDINGS

     On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent in the United States in the production of AVONEX(R). In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pretrial purposes with a related declaratory judgment action previously filed by Biogen. In August 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent. In September 1998, the cases were consolidated for pretrial and trial purposes. Berlex seeks a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to the Berlex claims, but the ultimate outcome is not currently determinable. A hearing on the parties' summary judgment motions was completed in March 2000. No decisions have been rendered to date. The Company expects a trial to occur in the second half of 2000.

     For a description of legal proceedings relating to certain patent rights, see Item 1 hereof, "Business - Patents and Other Proprietary Rights."

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of each executive officer of the Company, their respective age as of December 31, 1999 and their principal positions with the Company. Officers are elected and may be removed by the Board of Directors.

Name                           Age          Positions
----                           ---          ---------

James L. Vincent...........    60           Chairman of the Board of Directors and Chief Executive Officer

James C. Mullen............    41           President, Chief Operating Officer and Director

Burt A. Adelman............    47           Vice President - Medical Research

Cornelis "Kees" Been.......    41           Vice President - Business and Market Development

Michael W. Bonney..........    41           Vice President - Sales and Marketing

Thomas J. Bucknum..........    53           Vice President - General Counsel, Secretary and Clerk

Frank A. Burke, Jr.........    56           Vice President - Human Resources

Joseph M. Davie ...........    60           Senior Vice President - Research

Sylvie L. Gregoire.........    38           Vice President - Regulatory Affairs

Robert A. Hamm.............    48           Vice President - Manufacturing

Timothy M. Kish ...........    48           Vice President - Finance and Chief Financial Officer

Mark W. Leuchtenberger.....    43           Vice President - International

David D. Pendergast........    51           Vice President - Product Development and Quality Assurance

The background of these officers is as follows:

     James L. Vincent has been Chairman of the Board of Directors since October 1985. Mr. Vincent's current term as Chief Executive Officer began in December 1998. He previously served as Chief Executive Officer of the Company from October 1985 until February 1997. He served in the additional capacities of Chief Operating Officer and President from April 1988 until February 1994. Before joining Biogen, Mr. Vincent served as Group Vice President, Allied Corporation and as President, Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied Corporation, Mr. Vincent was with Abbott Laboratories, Inc. where he served in various capacities, including Executive Vice President, Chief Operating Officer and Director of the parent corporation.

     James C. Mullen was appointed President and Chief Operating Officer in January 1999, after serving as Vice President - International since August 1996. Mr. Mullen was appointed a Director of the Company in April 1999. Mr. Mullen was the Company's Vice President - Operations from December 1991 until August 1996 and served as Senior Director - Operations from February 1991 to December 1991. Mr. Mullen joined the Company in 1989. Before coming to Biogen, Mr. Mullen held various positions of responsibility from 1984 through 1988 at SmithKline-Beckman Corporation (now SmithKline Beecham Corporation), most recently as Director, Engineering, SmithKline and French Laboratories, Worldwide.

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

     Cornelis "Kees" Been was appointed Vice President - Business and Market Development in August 1999. Prior to joining the Company, Mr. Been held a variety of management positions from 1996 until April 1999 with Monsanto Life Sciences, most recently as Vice President - Global Strategy. From 1988 through 1995, Mr. Been worked at Gemini Consulting, where in the most recent years he was a Vice President, responsible for building Gemini's pharmaceuticals practice. Mr. Been began his career in 1983 as a Trade and Licensing Manager with Biogen, based in Geneva, Switzerland.

     Michael W. Bonney was appointed Vice President - Sales and Marketing in January 1999, after serving as Vice President - Sales since September 1995. Prior to joining the Company, Mr. Bonney served as National Business Director for the United States pharmaceutical business of Zeneca Inc. from October 1994 to September 1995 and as Director of Core Business Systems and Re-engineering of Zeneca Inc.'s United States pharmaceutical business from January 1993 until January 1995.

     Thomas J. Bucknum was appointed Vice President - General Counsel, Secretary and Clerk in July 1999, after serving as the Company's Chief Corporate Counsel since 1996. Prior to joining the Company, Mr. Bucknum was Senior Vice President and General Counsel of DuPont Merck Pharmaceutical Company from 1990 to 1995 with responsibility for legal, government and public affairs matters. Prior to that, Mr. Bucknum held a number of domestic and international positions with E.I. DuPont de Nemours & Company, Inc in the legal, marketing and regulatory affairs departments.

     Frank A. Burke, Jr., was appointed Vice President - Human Resources in May 1986 after serving for 12 years in various human resource management positions at Allied-Signal, Inc., most recently as Director of Compensation and Employee Benefits of the Engineered Materials Sector.

     Joseph M. Davie, M.D., Ph.D. was appointed Senior Vice President - Research in January 1999 after serving as Vice President - Research since April 1993. Prior to joining the Company, Dr. Davie was employed by Searle Corporation where he served as Senior Vice President - Science and Technology from January 1993 to April 1993, President - Research and Development from July 1987 to January 1993 and Senior Vice President - Discovery Research from January 1987 to July 1987. Dr. Davie is a director of Genovo, Inc.

     Sylvie L. Gregoire, Pharm.D. was appointed Vice President - Regulatory Affairs in January 1999. From July 1998 to January 1999, Dr. Gregoire was the Program Executive for the Company's LT-Beta Receptor program. From 1995 until July 1998, Dr. Gregoire served as Director, European Regulatory Affairs of the Company. Prior to joining Biogen, Dr. Gregoire was Associate Director of European Regulatory Affairs for Merck Sharp and Dohme (Europe) Inc. from 1991 until the end of 1994.

     Robert A. Hamm was appointed Vice President - Manufacturing in June 1999 after serving as Director, Northern Europe and Distributors since November 1996. Mr. Hamm served as the Company's Associate Director, Logistics from April 1994 until November 1996. From 1987 until April 1994, Mr. Hamm held a variety of management positions at Syntex Laboratories Corporation, including Director of Operations and New Product Planning, and Manager of Materials, Logistics and Contract Manufacturing.

     Timothy M. Kish was appointed Vice President - Finance and Chief Financial Officer in August 1993 after serving as Corporate Controller of the Company since 1986. Prior to joining Biogen, Mr. Kish was Director of Finance for Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied, Mr. Kish served in various capacities at Bendix Corp., most recently as Executive Assistant to the President. In February 2000, Mr. Kish announced his intention to resign from Biogen to become involved in an earlier-stage technology-based organization. Mr. Kish will remain with the Company to assist it in the transition to a successor.

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

     David D. Pendergast, Ph.D. was appointed Vice President - Product Development and Quality Assurance in January 1998 after serving as Vice President - Quality Assurance and Quality Control of the Company since April 1996. Dr. Pendergast joined Biogen from Fisons Pharmaceuticals, Manchester U.K. where he served as Director, Quality Assurance/Quality Control of Fisons PLC from 1992 to 1996. Prior to joining Fisons, Dr. Pendergast served, over a twenty-year period, in various capacities at The Upjohn Company, including Vice President - Quality Assurance from 1989 to 1992.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Market for Securities" in the Company's 1999 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The section entitled "Selected Financial Data" in the Company's 1999 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Market Risk" in the Company's 1999 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The sections entitled "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Company's 1999 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 29, 2000, are hereby incorporated herein by reference.

     Information concerning the Company's Executive Officers is set forth in
Item 4 of Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

     The sections entitled "Election of Directors" and "Executive Compensation", in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 29, 2000, are hereby incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Share Ownership" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 29, 2000, is hereby incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Executive Compensation - Employment Arrangements with the Company and Certain Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 29, 2000, is hereby incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     (1) The Company's Financial Statements are incorporated herein by reference from the Company's 1999 Annual Report to Shareholders attached hereto as Exhibit 13. The specific items and the locations of such items are set forth below:

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

Notes to Consolidated Financial Statements                    Annual Report under the caption "Biogen, Inc. and
                                                              Subsidiaries Notes to Consolidated Financial
                                                              Statements."

Report of Independent Accountants                             Annual Report under the caption "Report of
                                                              Independent Accountants."

     With the exception of the portions of the Company's 1999 Annual Report to Shareholders specifically incorporated herein by reference, such report shall not be deemed filed as part of this Annual Report on Form 10-K.

     (2) The Company's Financial Statement Schedules, as required by Item 8 of this Form 10-K, are incorporated herein by reference from the Company's 1999 Annual Report to Shareholders attached hereto as Exhibit 13. A list of such Financial Statement Schedules is set forth below:

     Report of Independent Accountants on Financial Statement Schedule.
     Schedule II - Valuation and Qualifying Accounts and Reserves

     (3)  Exhibits

Exhibit No.         Description
-----------         -----------

(3.1)               Articles of Organization, as amended (m)

(3.2)               By-Laws, as amended (f)

(4.1)               Form of Common Stock Share Certificate (h)

(4.2) Certificate of Designation of Series A Junior Participating Preferred Stock (d)

(4.3) Rights Agreement dated as of May 8, 1989 between the Registrant and The First National Bank of Boston, as Rights Agent (d)

(10.1) Independent Consulting and Project Agreement dated as of June 29, 1979 between the Registrant and Kenneth Murray
                    (a)**

(10.2) Letter Agreement dated September 11, 1998 with Kenneth Murray related to renewal of Independent Consulting Agreement (q) **

(10.3) Minute of Agreement dated February 5, 1981 among the Registrant, The University Court of the University of Edinburgh and Kenneth Murray (a)**

(10.4) Independent Consulting Agreement dated as of June 29, 1979 between the Registrant and Phillip A. Sharp (a)**

(10.5)              Letter Agreement dated December 11, 1998 with Phillip A.
                    Sharp related to chairmanship of Scientific Board and renewal of Independent Consulting Agreement (q)**

(10.6) Project Agreement dated as of December 15, 1979 between the Registrant and Phillip A. Sharp (a)**

(10.7) Share Restriction and Repurchase Agreement dated as of December 15, 1979 between the Registrant and Phillip A. Sharp (a)**

(10.8) Consulting Agreement dated as of April 1, 1991, as amended, between the Registrant and Alexander G. Bearn (e)**

(10.9)              Letter Agreement dated March 24, 1998 with Alexander G.
                    Bearn relating to renewal of Independent Consulting Agreement (q)**

(10.10) Form of Amendment dated July 1, 1988 to Independent Consulting Agreement between the Registrant and Scientific Board Members (c)**

(10.11) Letter regarding employment of James L. Vincent dated September 23, 1985 (b)**

(10.12) Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated as of November 21, 1996 (n)**

(10.13) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (f)**

(10.14) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1995) (l)**

(10.15) Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1997) (o)**

(10.16)             Letter dated April 7, 1993 regarding employment of Dr.
                    Joseph M. Davie (g)**

(10.17) Form of Indemnification Agreement between the Registrant and each Director and Executive Officer (c)**

(10.18) Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc. (a)

(10.19) First Amendment to Lease dated January 19, 1989, amending Cambridge Center Lease dated October 4, 1982 (f)

(10.20) Second Amendment to Lease dated March 8, 1990, amending Cambridge Center Lease dated October 4, 1982 (f)

(10.21) Third Amendment to Lease dated September 25, 1991, amending Cambridge Center Lease dated October 4, 1982 (f)

(10.22) Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982 (o)

(10.23) Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982 (o)

(10.24) Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Realty Limited Partnership (i)

(10.25) 1983 Employee Stock Purchase Plan, as amended and restated through September 12, 1997 (o)**

(10.26) 1982 Incentive Stock Option Plan, as amended through June 20, 1998 and restated, with form of Option Agreement (p)**

(10.27) 1985 Non-Qualified Stock Option Plan, as amended through June 10, 1999 and restated and updated on June 25, 1999 to reflect stock split *, **

(10.28) 1987 Scientific Board Stock Option Plan, as amended through September 12, 1997 (o)**

(10.29)             Voluntary Executive Supplemental Savings Plan (k)**

(10.30) Amendment No. 1 dated April 25, 1997 to Voluntary Executive Supplemental Savings Plan (o)**

(10.31) Amendment No. 2 dated March 11, 1998 to Voluntary Executive Supplemental Savings Plan (q)**

(10.32) Amendment No. 3 dated September 27, 1999 to Voluntary Executive Supplemental Savings Plan *, **

(10.33) Amendment No. 4 dated December 13, 1999 to Voluntary Executive Supplemental Savings Plan *, **

(10.34)             Amended and Restated Supplemental Executive Retirement Plan
                    (o)**

(10.35) Amendment No. 1 dated September 27, 1999 to Amended and Restated Supplemental Executive Retirement Plan *, **

(10.36)             Voluntary Board of Directors Savings Plan  (k)**

(10.37) Amendment No. 1 dated April 25, 1997 to Voluntary Board of Directors Savings Plan (o)**

(10.38) Amendment No. 2 dated March 11, 1998 to Voluntary Board of Directors Savings Plan (q)**

(10.39) Amendment No. 3 dated September 27, 1999 to Voluntary Board of Directors Savings Plan *, **

(10.40) Amendment No. 4 dated December 13, 1999 to Voluntary Board of Directors Savings Plan *, **

(10.41) Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation (a)

(10.42) Amendatory Agreement dated May 14, 1985 to Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation (b)

(10.43) Amendment and Settlement Agreement dated September 29, 1988 to Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation (f)

(10.44) Amendment dated March 20, 1989 to Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation (f)

(10.45) License Agreement (United States) dated March 28, 1988 between the Registrant and SmithKline Beecham Biologicals, s.a. (as successor to Smith Kline-R.I.T, s.a.) (f)

(10.46) License Agreement (International) dated March 28, 1988 between the Registrant and SmithKline Beecham Biologicals, s.a. (as successor to Smith Kline-R.I.T., s.a.) (f)

(10.47) Sublicense Agreement dated as of February 15, 1990 among the Registrant, SmithKline Beecham Biologicals, s.a (as successor to SmithKline Biologicals, s.a.) and Merck and Co., Inc. (f)

(10.48) Supplemental Amendment and Agreement dated as of March 1, 1994 between the Registrant and Schering Corporation (j)

(10.49) Agreement and Amendment between the Registrant and Schering Corporation dated May 1, 1998 (p)

(10.50) Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated March 10, 2000 *, **

(10.51)             Letter regarding employment of James C. Mullen dated March
                    18, 1993 *, **

(10.52) Letter amending employment arrangement between the Registrant and James C. Mullen dated January 7, 1999 *, **

(10.53) Letter regarding employment of Burt Adelman, M.D. dated April 2, 1996 *, **

(10.54) Letter regarding employment of Mark Leuchtenberger dated November 14, 1996 *, **

(10.55) Letter agreement amending employment arrangement between the Registrant and Mark Leuchtenberger dated May 12, 1999 *, **

 (13) Incorporated portions of the Registrant's Financial Statements from its 1999 Annual Report to Shareholders *

(21)                Subsidiaries of the Registrant *

(23)                Consent of PricewaterhouseCoopers LLP *

(27)                Financial Data Schedule *

-------------

     (a) Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-81689, and incorporated herein by reference.

     (b) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, as amended, File No. 0-12042, and incorporated herein by reference.

     (c) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-12042, and incorporated herein by reference.

     (d) Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form 8-A, File No. 0-12042, filed May 26, 1989, and incorporated herein by reference.

     (e) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 0-12042, and incorporated herein by reference.

     (f) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-12042, and incorporated herein by reference.

     (g) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 0-12042, and incorporated herein by reference.

     (h) Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-3, File No. 33-51639 filed December 21, 1993, and incorporated herein by reference.

     (i) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-12042, and incorporated herein by reference.

     (j) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-12042, and incorporated herein by reference.

     (k) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-12042, and incorporated herein by reference.

     (l) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-12042, and incorporated herein by reference.

     (m) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-12042, and incorporated herein by reference.

     (n) Previously filed with the Commission as an exhibit to an amendment to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, File No. 0-12042, and incorporated herein by reference.

     (o) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-12042, and incorporated herein by reference.

     (p) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-12042, and incorporated herein by reference.

     (q) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-12042, and incorporated herein by reference.

     * Filed herewith

     ** Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.

By:          /s/ James L. Vincent
    ------------------------------------------
      James L. Vincent, Chairman of the Board and
      Chief Executive Officer

Dated March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                  TITLE                                       DATE
----------                                  -----                                       ----

 /s/ James L. Vincent                       Chairman of the Board and                   March 29, 2000
---------------------                       Chief Executive Officer
James L. Vincent                            (principal executive officer)

/s/ James C. Mullen                         President, Chief Operating                  March 29, 2000
-------------------                         Officer and Director
James C. Mullen

/s/ Timothy M. Kish                         Vice President - Finance and Chief          March 29, 2000
-------------------                         Financial Officer (principal
Timothy M. Kish                             financial and accounting officer)

 /s/ Alexander G. Bearn                     Director                                    March 29, 2000
-----------------------
Alexander G. Bearn

  /s/ Alan Belzer                           Director                                    March 29, 2000
-----------------
Alan Belzer

/s/ Harold W. Buirkle                       Director                                    March 29, 2000
---------------------
Harold W. Buirkle

 /s/ Mary L. Good                           Director                                    March 29, 2000
-----------------
Mary L. Good

 /s/ Thomas F. Keller                       Director                                    March 29, 2000
---------------------
Thomas F. Keller

 /s/ Roger H. Morley                        Director                                    March 29, 2000
--------------------
Roger H. Morley

 /s/ Kenneth Murray                         Director                                    March 29, 2000
-------------------
Kenneth Murray

 /s/ Phillip A. Sharp                       Director                                    March 29, 2000
---------------------
Phillip A. Sharp

 /s/ Alan K. Simpson                        Director                                    March 29, 2000
--------------------
Alan K. Simpson

 /s/ James W. Stevens                       Director                                    March 29, 2000
---------------------
James W. Stevens

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------

(10.27) 1985 Non-Qualified Stock Option Plan, as amended through June 10, 1999 and restated and updated on June 25, 1999 to reflect stock split

(10.32) Amendment No. 3 dated September 27, 1999 to Voluntary Executive Supplemental Savings Plan

(10.33) Amendment No. 4 dated December 13, 1999 to Voluntary Executive Supplemental Savings Plan

(10.35) Amendment No. 1 dated September 27, 1999 to Amended and Restated Supplemental Executive Retirement Plan

(10.39) Amendment No. 3 dated September 27, 1999 to Voluntary Board of Directors Savings Plan

(10.40) Amendment No. 4 dated December 13, 1999 to Voluntary Board of Directors Savings Plan

(10.50) Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated March 10, 2000

(10.51)             Letter regarding employment of James C. Mullen dated March
                    18, 1993

(10.52) Letter amending employment arrangement between the Registrant and James C. Mullen dated January 7, 1999

(10.53)             Letter regarding employment of Burt Adelman, M.D. dated
                    April 2, 1996

(10.54)             Letter regarding employment of Mark Leuchtenberger dated
                    November 14, 1996

(10.55) Letter agreement amending employment arrangement between the Registrant and Mark Leuchtenberger dated May 12, 1999

(13) Incorporated portions of the Registrant's Financial Statements from its 1999 Annual Report to Shareholders

(21)                Subsidiaries of the Registrant

(23)                Consent of PricewaterhouseCoopers LLP

(27)                Financial Data Schedule