Form 10-Q
period 2000-03-31
BIOGEN INC
filed 2000-05-15
CIK 714655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000



                         COMMISSION FILE NUMBER 0-12042



                                  BIOGEN, INC.
             (Exact name of registrant as specified in its charter)



         MASSACHUSETTS                                           04-3002117
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



                    14 CAMBRIDGE CENTER, CAMBRIDGE, MA 02142
                                 (617) 679-2000
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [ X ]         No [   ]

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of April 30, 2000 was 148,477,445 shares.

                                  BIOGEN, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                         PAGE NUMBER
Condensed Consolidated Statements of Income - Three months ended March 31, 2000 and 1999                    3

Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999                                4

Condensed Consolidated Statements of Cash Flows -
    Three months ended March 31, 2000 and 1999                                                              5

Notes to Condensed Consolidated Financial Statements                                                        6

Management's Discussion and Analysis of Financial Condition and Results of Operations                       10

PART II - OTHER INFORMATION                                                                                 15





Note concerning trademarks: AVONEX(R) is a registered trademark of Biogen, Inc.

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                  Three Months Ended
                                                       March 31,
                                                  2000          1999
REVENUES:

       Product                                  $174,596      $131,320
       Royalties                                  42,252        40,400
                                                --------      --------

Total revenues                                   216,848       171,720
                                                --------      --------

COSTS AND EXPENSES:

       Cost of revenues                           28,623        24,870
       Research and development                   63,006        50,987
       Selling, general and administrative        41,183        33,861
                                                --------      --------

Total costs and expenses                         132,812       109,718
                                                --------      --------

Income from operations                            84,036        62,002
Other income, net                                 99,024         6,184
                                                --------      --------

INCOME BEFORE INCOME TAXES                       183,060        68,186
Income taxes                                      61,694        22,502
                                                --------      --------

NET INCOME                                      $121,366      $ 45,684
                                                ========      ========

BASIC EARNINGS PER SHARE                        $   0.81      $   0.31
                                                ========      ========
DILUTED EARNINGS PER SHARE                      $   0.77      $   0.29
                                                ========      ========

SHARES USED IN COMPUTING:
Basic earnings per share                         150,360       149,397
                                                ========      ========
Diluted earnings per share                       157,712       157,530
                                                ========      ========

         See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    March 31,        December 31,
                                                      2000              1999
                                                   -----------       -----------
                                                   (unaudited)
ASSETS
Current assets
       Cash and cash equivalents                   $   102,039       $    56,920
       Marketable securities                           566,791           597,619
       Accounts receivable, net                        135,494           137,363
       Deferred tax assets                              58,075            50,565
       Other current assets                             92,253            67,759
                                                   -----------       -----------
       Total current assets                            954,652           910,226
                                                   -----------       -----------

Property, plant and equipment
       Cost                                            381,699           351,566
       Less accumulated depreciation                   117,881           111,789
                                                   -----------       -----------
       Property, plant and equipment, net              263,818           239,777
                                                   -----------       -----------

Patents, net                                            13,883            13,871
Marketable securities                                   44,228            98,017
Other assets                                            13,019            16,082
                                                   -----------       -----------

                                                   $ 1,289,600       $ 1,277,973
                                                   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable                            $    24,227       $    30,125
       Current portion of long-term debt                 4,888             4,888
       Accrued expenses and other                      133,566           155,257
                                                   -----------       -----------
       Total current liabilities                       162,681           190,270
                                                   -----------       -----------

Long-term debt, less current portion                    51,268            52,073
Other long-term liabilities                             57,873            56,100
Commitments and contingencies                               --                --

Shareholders' equity
       Common stock                                      1,512             1,507
       Additional paid-in capital                      744,833           676,673
       Retained earnings                               382,328           352,016
       Accumulated other comprehensive income           24,519            45,618
       Treasury stock, at cost                        (135,414)          (96,284)
                                                   -----------       -----------

Total shareholders' equity                           1,017,778           979,530
                                                   -----------       -----------
                                                   $ 1,289,600       $ 1,277,973
                                                   ===========       ===========

         See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          2000            1999
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                        $ 121,366       $  45,684
      Adjustments to reconcile net income to
         net cash provided from operating activities:
         Depreciation and amortization                                      8,233           6,620
         Deferred income taxes                                                273          (1,491)
         Other                                                               (780)           (349)
         Gain on sale of non-current marketable securities                (92,447)             --
         Changes in:
             Accounts receivable                                            1,869            (857)
             Other current and other assets                                 4,705           2,883
             Accounts payable, accrued expense and
                 other current and long-term liabilities                  (25,491)        (22,677)
                                                                        ---------       ---------
      Net cash from operating activities                                   17,728          29,813
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of marketable securities                                 (196,483)       (139,465)
      Proceeds from sales and maturities of marketable securities         229,990         110,668
      Proceeds from sales of non-current marketable securities             91,958              --
      Acquisitions of property and equipment                              (34,653)        (12,618)
      Additions to patents                                                 (1,249)         (1,092)
                                                                        ---------       ---------
         Net cash from investing activities                                89,563         (42,507)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments of long-term debt                                             (805)           (805)
      Purchases of treasury stock                                        (149,470)             --
      Proceeds from put warrants                                               --           8,332
      Issuance of common stock, stock option exercises and related
         tax benefits                                                      88,103          71,161
                                                                        ---------       ---------
         Net cash from investing activities                               (62,172)         78,688
                                                                        ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  45,119          65,994

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             56,920          25,445
                                                                        ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 102,039       $  91,439
                                                                        =========       =========

         See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Biogen, Inc. and its subsidiaries (the "Company"). The Company's accounting policies are described in the Notes to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the three months ended March 31, 1999 have been reclassified to conform to the current period presentation.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method and are included in other current assets. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

                    March 31,   December 31,
(in thousands)        2000        1999
                    -------      -------
Raw materials       $ 6,467      $ 5,679
Work in process      15,423       15,110
Finished goods       19,013       19,242
                    -------      -------
                    $40,903      $40,031
                    =======      =======

2.  FINANCIAL INSTRUMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). The Company elected to adopt SFAS 133 in the fourth quarter of 1998. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company assesses, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion to current earnings to the extent significant. If the Company determines that a hedged forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting for the affected portion of the transaction, and any unrealized gain or loss on the contract is recognized in current earnings.

As of March 31, 2000, the Company had $17.5 million outstanding under a floating rate loan secured by the Company's laboratory and office building in Cambridge, Massachusetts and $38.7 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements at March 31, 2000, representing the cash the Company would receive to settle the agreements, was approximately $691,000. The fair value of the interest rate swap agreements at March 31, 1999, representing the cash requirements of the Company to settle the agreements, approximated $2.9 million. The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company's interest rate swaps during the three months ended March 31, 2000 or in the comparable period of 1999, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to 18 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at March 31, 2000 was approximately $151.5 million. These contracts had a fair value of approximately $12 million, representing an unrealized gain, and was included in other current assets at March 31, 2000.

For the three months ended March 31, 2000 and 1999, there were no significant amounts recognized in earnings due to hedge ineffectiveness or as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized $2.4 million of gains in product revenue and $600,000 of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments during the period ended March 31, 2000. For the three months ended March 31, 1999, the Company recognized a $950,000 gain in product revenue and a $535,000 gain in royalty revenue for the settlement of certain cash flow hedge instruments during the period. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

3.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and certain derivative instruments, net of tax. Comprehensive income for the three months ended March 31, 2000 and 1999 was $100.3 million and $49 million, respectively.

4.  EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants. Options to purchase approximately 1,900 shares were outstanding at March 31, 2000 but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. The put warrants sold in connection with the Company's stock repurchase program did not have an additional dilutive effect. Shares used in calculating basic and diluted earnings per share for the three-month periods ending March 31, are as follows:

(in thousands)                           2000         1999
                                         ----         ----
Weighted average number of shares
      of common stock outstanding       150,360      149,397
Dilutive stock options                    7,352        8,133
                                        -------      -------
Shares used in calculating diluted
     earnings per share                 157,712      157,530
                                        =======      =======

On June 11, 1999, the Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each share outstanding. The stock dividend was payable on June 25, 1999 to shareholders of record at the close of business on June 11, 1999. All references to number of shares and per share amounts in the financial statements have been restated to give effect to the stock split for all periods presented.

5.  SHARE REPURCHASE PROGRAM

On February 22, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through 2000. The stock repurchase program may be discontinued at any time. During the first quarter of 2000, the Company repurchased approximately
1.8 million shares of its common stock at a cost of $149.5 million.

To enhance the 1999 stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties for a total of 4 million shares, of which 1.6 million were outstanding at March 31, 2000 at a strike price of $49.47. Additionally, during 1999 in a separate put warrant program to facilitate its purchase of common stock, the Company sold put warrants for total proceeds of $22.1 million. The Company had put warrants to purchase 400,000 shares outstanding at March 31, 2000 at an average strike price of $59.22 relating to this put warrant program. All of the Company's put warrants outstanding are exercisable only at the date of expiration, with expiration dates ranging from April through November of 2000. The outstanding put warrants permit a net-share settlement at the Company's option and, therefore, did not result in a put obligation on the Company's Consolidated Balance Sheets.

6.  OTHER INCOME, NET

Other income, net consists of the following (in thousands):

                                  March 31,
                                  --------
                             2000           1999
                           --------       --------
Interest income            $ 10,737       $  7,797
Interest expense             (1,108)        (1,186)
Other income (expense)       89,395           (427)
                           --------       --------

Total other income, net    $ 99,024       $  6,184
                           ========       ========

Other income for the three-months ended March 31, 2000 includes non-recurring gains on the sale of certain non-current marketable securities totaling approximately $92.4 million.

7.  INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income for the quarters ended March 31, 2000 and 1999 was 33.7% and 33%, respectively. During the quarter ended March 31, 2000, the Company recognized non-recurring gains on the sale of certain non-current marketable securities. Excluding the tax effect on this non-recurring gain, the Company's effective tax rate for the quarter was 30%. The effective tax rate varied from the U.S. statutory rates for the first quarter of 2000 and 1999 primarily due to increased European sales and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

8.  LITIGATION

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent (U.S. Patent No. 5,376,567) in the United States in the production of Biogen's AVONEX(R) (Interferon beta-1a) product. In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex seeks a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to the Berlex claims, but the ultimate outcome is not currently determinable. As a result, an estimate of any potential loss or range of loss cannot be made at this time. A hearing on the parties' summary judgment motions was completed in March 2000. Biogen moved for summary judgment of non-infringement of certain claims of the '567 patent, non-infringement of the '779 patent, as well as a determination of the invalidity of certain claims of the '567 patent and all of the claims of the '779 patent. Berlex moved to dismiss Biogen's inequitable conduct defenses and counterclaims. Berlex also moved for a declaration of literal infringement of certain claims of the '567 and the '779 patents. No decisions have been rendered to date. The Company expects a trial to occur in the second half of 2000.

In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the "Rentschler I Patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision to revoke the Rentschler I Patent. Rentschler has appealed that decision and the appeal is still pending. A hearing on the appeal has been scheduled for December 2000. On October 13, 1998, the Company filed another opposition with the Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the "Rentschler II Patent") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. A hearing on the Company's opposition has been scheduled for October 2000. While Biogen believes that the Rentschler II Patent will be revoked and that the revocation of the Rentschler I Patent will be upheld on appeal, if either the Rentschler I Patent or the Rentschler II Patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial position.

9.  SEGMENT INFORMATION

The chief operating decision makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment. Accordingly, the Company operates in one segment, which is the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives product revenues from sales of its AVONEX(R) (Interferon beta-1a) product for the treatment of relapsing forms of multiple sclerosis. The Company also derives revenue from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B vaccines and diagnostic products.

                          BIOGEN, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


OVERVIEW

Biogen, Inc. (the "Company" or "Biogen") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of its AVONEX(R) (Interferon beta-1a) product for the treatment of relapsing forms of multiple sclerosis ("MS"). The Company also derives revenue from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company, including alpha interferon and hepatitis B vaccines and diagnostic products.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2000, the Company reported net income of $121.4 million or $0.77 per diluted share as compared to $45.7 million or $0.29 per diluted share for the comparable period of 1999.

Total revenues for the quarter ended March 31, 2000 were $216.8 million, as compared to $171.7 million in the same period of 1999, an increase of $45.1 million or approximately 26%.

Product revenues in the current quarter were $174.6 million as compared to $131.3 million for the same period of 1999, an increase of $43.3 million or approximately 33%. Product revenues from AVONEX(R) represent approximately 81% of the Company's total revenues in the current quarter as compared to 76% for the same period of 1999. The growth in the first quarter of 2000 over the comparable period in 1999 was primarily attributable to an increase in the sales volume of AVONEX(R) in the United States and in the fifteen member countries of the European Union ("EU"). AVONEX(R) sales outside of the United States were approximately $48.4 million in the first quarter of 2000 as compared to $36 million in 1999.

Revenues from royalties in the period ended March 31, 2000 were $42.2 million, an increase of $1.8 million or approximately 5% as compared to $40.4 million of royalty revenue for the same period in 1999. Revenues from royalties represented approximately 19% of total revenues for the first three months of 2000 as compared to 24% for the same period of 1999. The increase in royalty revenues is primarily the result of royalties received on increased sales of alpha interferon.

The Company expects product sales as a percentage of total revenues to continue to increase in the near term as the Company continues to market AVONEX(R) worldwide. The Company, however, expects to face increasing competition in the MS marketplace from existing and new MS treatments that may impact sales of AVONEX(R). The Company expects to experience declining royalty revenues as a result of patent expirations. In 2000, the Company expects the decline in royalty revenues to be partially offset by increasing overall sales of licensed products. In addition, sales levels of products sold by the Company's licensees may also fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored programs.

COSTS AND EXPENSES

Total costs and expenses for the current quarter of 2000 were $132.8 million as compared to $109.7 million in the same period of 1999, an increase of approximately 21%.

Cost of revenues in the first three months of 2000 totaled $28.6 million, an increase of $3.7 million or 15% as compared to the comparable period in 1999. The increase in cost of revenues was attributable to the higher sales volume of AVONEX(R). Included in cost of revenues for the period ended March 31, 2000 and 1999 is $26 million and $21.4 million, respectively, of costs related to product revenues and $2.6 million and $3.5 million, respectively, of costs related to royalty revenue. Gross margins on product revenues increased to approximately 85% for the period ended March 31, 2000 compared to 84% in the same period in 1999.

Gross margins on royalty revenue increased to approximately 94% for the period ended March 31, 2000 compared to 91% in the same period in 1999. The Company expects that gross margins on royalty revenue will fluctuate in the future based on changes in sales volumes for specific products.

Research and development expenses in the current quarter were $63 million, an increase of $12 million or 24% as compared to $51 million in the same period of 1999. The increase was primarily due to an increase in clinical trial costs and the costs associated with an increase in the Company's other development efforts related to its ongoing research and development programs. The Company expects that, in the near and long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products, conducts clinical trials of these products and continues work on new formulations and delivery methods for AVONEX(R).

Selling, general and administrative expenses in the first quarter of 2000 were $41.2 million, an increase of $7.3 million or 22% as compared to the same period of 1999. This increase was primarily due to an increase in selling and marketing expenses related to the sale of AVONEX(R). The Company expects that selling, general and administrative expenses will continue to increase in the near term as the Company continues to expand its sales and marketing organizations necessary to sell AVONEX(R) worldwide.

OTHER INCOME, NET

Other income, net consists primarily of interest income, partially offset by interest expenses and other non-operating income and expenses. Other income, net in the current quarter of 2000 was $99 million as compared to $6.2 million in 1999, an increase of $92.8 million. Interest income for the first quarter of 2000 was $10.7 million compared to $7.8 million in the same period of 1999, an increase of $2.9 million or 37% due primarily to an increase in funds invested. In the first quarter of 2000 interest expense decreased to $1.1 million from $1.2 million compared to the same period in 1999. Other income (expense) increased by $89.8 million in the first three months of 2000 from the same period in 1999, due primarily to the sale of certain non-current marketable securities generating non-recurring gains of approximately $92.4 million. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates.

INCOME TAXES

Income tax expense as a percentage of pre-tax income for the quarters ended March 31, 2000 and 1999 was 33.7% and 33%, respectively. During the quarter ended March 31, 2000, the Company recognized non-recurring gains on the sale of certain non-current marketable securities. Excluding the tax effect on this non-recurring gain, the Company's effective tax rate for the quarter was 30%. The effective tax rate varied from the U.S. statutory rates for the first quarter of 2000 and 1999 primarily due to increased European sales and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

FINANCIAL CONDITION

At March 31, 2000, cash, cash equivalents and short-term marketable securities were $668.8 million compared with $654.5 million at December 31, 1999, an increase of $14.3 million. Working capital increased $72 million to $792 million. Net cash from operating activities for the period ended March 31, 2000 was $17.7 million compared with $29.8 million for the same period in 1999. Significant cash inflows from investing activities during the first quarter of 2000 included $92 million in proceeds from the sale of certain non-current marketable securities. Cash outflows during the first quarter of 2000 included investments in property and equipment and patents of $35.9 million. Significant cash outflows from financing activities included $149.5 million for purchases of the Company's common stock under its stock repurchase program and $805,000 for repayments on loan agreements with banks. Cash inflows included $88.1 million from common stock option exercises and related tax benefits and employee stock purchase plan activity.

On February 22, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through 2000. The stock repurchase program may be discontinued at any time. During the first quarter of 2000, the Company repurchased approximately
1.8 million shares of its common stock at a cost of $149.5 million.

To enhance the 1999 stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties for a total of 4 million shares, of which 1.6 million were outstanding at March 31, 2000 at a strike price of $49.47. Additionally, during 1999 in a separate put warrant program to facilitate its purchase of common stock, the Company sold put warrants for total proceeds of $22.1 million. The Company had put warrants to purchase 400,000 shares outstanding at March 31, 2000 at an average strike price of $59.22 relating to this put warrant program. All of the Company's put warrants outstanding are exercisable only at the date of expiration, with expiration dates ranging from April through November of 2000. The outstanding put warrants permit a net-share settlement at the Company's option and, therefore, did not result in a put obligation on the Company's Consolidated Balance Sheets. The put warrants sold in connection with the Company's stock repurchase program did not have an additional dilutive effect on earnings per share.

On October 4, 1999, the Company began construction of its new research and development center in Cambridge, Massachusetts. The new 224,000 square foot building is expected to be completed in the spring of 2001 at a total cost of approximately $95 million, of which $75 million had been committed at March 31, 2000. Additionally, the Company is building a large scale manufacturing plant in Research Triangle Park, North Carolina. The Company expects that construction will be completed at the end of 2001 at a total cost of approximately $175 million, of which $84 million had been committed at March 31, 2000.

Several legal proceedings were pending during the current quarter, which involve the Company. See Note 8 of the Notes to the Condensed Consolidated Financial Statements. See also Item 1 - Business, "Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for discussions of these legal proceedings.

The Company believes that existing funds and cash generated from operations are adequate to satisfy its working capital and capital expenditure requirements in the foreseeable future. However, the Company may raise additional capital to take advantage of favorable conditions in the market or in connection with the Company's development activities.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. The Company is currently assessing the impact, if any, however, the Company does not currently anticipate that SAB 101 will have a material effect on the Company's financial position and results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

OUTLOOK

SAFE HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits and predictions as to the anticipated outcome of pending litigation and patent-related proceedings. These and all other forward-looking statements are made based on the Company's current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from the Company's expectations and which could negatively impact the Company's financial condition and results of operations are discussed below and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

DEPENDENCE ON AVONEX(R) SALES AND ROYALTY REVENUE

The Company's ability to sustain increases in revenues and profitability in the near term will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) worldwide; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R); the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives and maintains reimbursement coverage; successful resolution of the lawsuit with Berlex related to the "McCormick" patents, which if decided in Berlex's favor could have a material adverse effect on the Company's financial position and results of operations; success in revoking the Rentschler patent since if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial condition; the Company's ability to sustain market share of AVONEX(R) in light of the impact of competitive products for the treatment of MS; the success of ongoing development work related to AVONEX(R) in expanded MS indications and the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms. The Company also receives royalty revenues which contribute significantly to its overall profitability. The Company's ability to maintain the level of its royalty revenues will depend on a number of factors. For example, pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products may have an impact on product sales by the Company's licensees. In addition, licensee sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs. Since the Company is not involved in the development or sale of products by licensees, the Company is unable to predict the timing or potential impact of factors which may affect licensee sales. The Company's royalty revenue could also be negatively affected if there is an adverse decision in the appeal of a claim interpretation narrowing the scope of Biogen's alpha interferon patent. The appeal is part of an action between Schering-Plough Corporation and Amgen, Inc. but relates to Biogen's patent. In the long term, the Company expects its royalty revenue to be affected most significantly by patent expirations.

There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patents and the Amgen appeal, competition in the MS market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 1999 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business
- Competition and Marketing - AVONEX(R) (interferon beta-la)", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

PRODUCTS

AVONEX(R) is currently the only product sold by the Company. The Company's long-term viability and growth will depend on the successful development and commercialization of other products from its research activities and collaborations. The Company continues to expand its development efforts related to other potential products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third-party technologies or products or other types of investments. Product development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical and early clinical trials does not ensure that later stage or large scale clinical trials will be successful. Many important factors affect the Company's ability to successfully develop and commercialize drugs, including the ability to obtain and maintain necessary patents and licenses, to demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process, to overcome technical hurdles that may arise, to meet applicable regulatory standards, to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products successfully. There can be no assurance that the Company will be successful in its efforts to develop and commercialize new products.

PART II - OTHER INFORMATION

Item 5 - Other Information

On May 2, 2000, the Company announced that James C. Mullen had been named President and Chief Executive Officer, succeeding James L. Vincent, who will continue as Chairman of the Board. The change will be effective at the Company's annual meeting of shareholders on June 16, 2000.

Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits

         No. 27   Financial Data Schedule (for EDGAR filing purposes only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BIOGEN, INC.

Dated: May 12, 2000           /s/ Michael A. Kelly
                              --------------------------------------------------
                              Corporate Controller and Acting
                              Chief Financial Officer




EXHIBITS

Index to Exhibit.



         No. 27   Financial Data Schedule (for EDGAR filing purposes only).