Form 10-K/A
period 1999-12-31
BIOGEN INC
filed 2000-06-28
CIK 714655

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

         This Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to add as exhibits to the Form 10-K the financial statements for the Biogen Savings Plan and the related independent accountants' consent.

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

BIOGEN, INC.


By: /s/ Michael A. Kelly
    ----------------------------------------
    Michael A. Kelly
    Corporate Controller and
    Acting Chief Financial Officer

Dated  June 28, 2000