Form 10-Q
period 2000-06-30
BIOGEN INC
filed 2000-08-03
CIK 714655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



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

                             Yes [X]          No [ ]

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 20, 2000 was 147,976,357 shares.

                                  BIOGEN, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                 PAGE NUMBER

Condensed Consolidated Statements of Income - Three and six months ended June 30, 2000 and 1999                     3

Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999                                         4

Condensed Consolidated Statements of Cash Flows -
    Six months ended June 30, 2000 and 1999                                                                         5

Notes to Condensed Consolidated Financial Statements                                                                6

Management's Discussion and Analysis of Financial Condition and Results of Operations                              10

PART II - OTHER INFORMATION                                                                                        16


 Note concerning trademarks: AVONEX(R) is a registered trademark of Biogen, Inc.

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)




                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                               June 30,
                                                      2000               1999               2000               1999
                                                   ---------          ---------           ---------          ---------

REVENUES:

      Product                                      $ 190,009          $ 145,852           $ 364,605          $ 277,172
      Royalties                                       40,505             43,077              82,757             83,477
                                                   ---------          ---------           ---------          ---------

Total revenues                                       230,514            188,929             447,362            360,649
                                                   ---------          ---------           ---------          ---------

COSTS AND EXPENSES:

      Cost of revenues                                30,795             26,961              59,418             51,831
      Research and development                        71,701             50,941             134,707            101,928
      Selling, general and administrative             40,921             36,999              82,104             70,860
                                                   ---------          ---------           ---------          ---------

Total costs and expenses                             143,417            114,901             276,229            224,619
                                                   ---------          ---------           ---------          ---------

Income from operations                                87,097             74,028             171,133            136,030
Other income, net                                     16,737             (9,270)            115,761             (3,086)
                                                   ---------          ---------           ---------          ---------

INCOME BEFORE INCOME TAXES                           103,834             64,758             286,894            132,944
Income taxes                                          31,774             21,370              93,468             43,872
                                                   ---------          ---------           ---------          ---------

NET INCOME                                         $  72,060          $  43,388           $ 193,426          $  89,072
                                                   =========          =========           =========          =========

BASIC EARNINGS PER SHARE                           $    0.48          $    0.29           $    1.29          $    0.59
                                                   =========          =========           =========          =========
DILUTED EARNINGS PER SHARE                         $    0.47          $    0.28           $    1.24          $    0.57
                                                   =========          =========           =========          =========

SHARES USED IN COMPUTING:
Basic earnings per share                             148,643            150,047             149,501            149,722
                                                   =========          =========           =========          =========
Diluted earnings per share                           154,150            157,575             155,931            157,553
                                                   =========          =========           =========          =========


            See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        June 30,             December 31,
                                                          2000                   1999
                                                       -----------           ------------
                                                       (unaudited)
ASSETS
Current assets
       Cash and cash equivalents                       $    67,462           $    56,920
       Marketable securities                               584,725               597,619
       Accounts receivable, net                            154,301               137,363
       Deferred tax assets                                  59,731                50,565
       Other current assets                                 75,613                67,759
                                                       -----------           -----------
       Total current assets                                941,832               910,226
                                                       -----------           -----------

Property, plant and equipment
       Cost                                                427,514               351,566
       Less accumulated depreciation                       124,715               111,789
                                                       -----------           -----------
       Property, plant and equipment, net                  302,799               239,777
                                                       -----------           -----------

Patents, net                                                13,562                13,871
Marketable securities                                       46,422                98,017
Other assets                                                16,646                16,082
                                                       -----------           -----------
                                                       $ 1,321,261           $ 1,277,973
                                                       ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable                                $    23,467           $    30,125
       Current portion of long-term debt                     4,888                 4,888
       Accrued expenses and other                          183,804               155,257
                                                       -----------           -----------
       Total current liabilities                           212,159               190,270
                                                       -----------           -----------

Long-term debt, less current portion                        49,630                52,073
Other long-term liabilities                                 56,279                56,100
Commitments and contingencies                                   --                    --

Shareholders' equity
       Common stock                                          1,514                 1,507
       Additional paid-in capital                          752,747               676,673
       Retained earnings                                   435,481               352,016
       Accumulated other comprehensive income               29,599                45,618
       Treasury stock, at cost                            (216,148)              (96,284)
                                                       -----------           -----------
Total shareholders' equity                               1,003,193               979,530
                                                       -----------           -----------
                                                       $ 1,321,261           $ 1,277,973
                                                       ===========           ===========


            See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              2000                1999
                                                                            ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                            $ 193,426           $  89,072
      Adjustments to reconcile net income to
         net cash provided from operating activities:
         Depreciation and amortization                                         16,321              15,496
         Deferred income taxes                                                    268               2,119
         Other                                                                  2,697                 379
         Gain on sale of non-current marketable securities                   (101,129)                 --
         Write-down of non-current marketable securities                           --              15,287
         Changes in:
             Accounts receivable                                              (16,938)            (11,887)
             Other current and other assets                                    (2,781)             (7,384)
             Accounts payable, accrued expense and
                other current and long-term liabilities                        22,263             (11,704)
                                                                            ---------           ---------
      Net cash from operating activities                                      114,127              91,378
                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of marketable securities                                     (360,510)           (329,515)
      Proceeds from sales and maturities of marketable securities             374,940             258,276
      Proceeds from sales of non-current marketable securities                120,199                  --
      Acquisitions of property and equipment                                  (80,468)            (25,992)
      Additions to patents                                                     (2,182)             (1,605)
                                                                            ---------           ---------
         Net cash from investing activities                                    51,979             (98,836)
                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments of long-term debt                                               (2,443)             (2,444)
      Purchases of treasury stock                                            (250,727)            (68,584)
      Proceeds from put warrants                                                   --               8,332
      Issuance of common stock, stock option exercises and related
         tax benefits                                                          97,606              97,329
                                                                            ---------           ---------
         Net cash from investing activities                                  (155,564)             34,633
                                                                            ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      10,542              27,175

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 56,920              25,445
                                                                            ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  67,462           $  52,620
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the three and six months ended June 30, 1999 have been reclassified to conform to the current period presentation.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method and are included in other current assets. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

                                                     June 30,       December 31,
(in thousands)                                         2000             1999
                                                     --------       ------------

Raw materials                                        $ 6,397          $ 5,679
Work in process                                       13,035           15,110
Finished goods                                        20,423           19,242
                                                     -------          -------
                                                     $39,855          $40,031
                                                     =======          =======

2. FINANCIAL INSTRUMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company elected to adopt SFAS 133 in the fourth quarter of 1998. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company assesses, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion to current earnings to the extent significant. If the Company determines that a hedged forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting for the affected portion of the transaction, and any unrealized gain or loss on the contract is recognized in current earnings.

As of June 30, 2000, the Company had $16.7 million outstanding under a floating rate loan secured by the Company's laboratory and office building in Cambridge, Massachusetts and $37.8 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements at June 30, 2000, representing the cash the Company would receive to settle the agreements, was approximately $561,000. The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company's interest rate swaps during the three and six months ended June 30, 2000 or in the comparable period of 1999, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to 18 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at June 30, 2000 was approximately $127.9 million. These contracts had a fair value of approximately $10.9 million, representing an unrealized gain, and were included in other current assets at June 30, 2000.

For the three and six months ended June 30, 2000 and 1999, there were no significant amounts recognized in earnings due to hedge ineffectiveness for outstanding foreign currency forward contracts. For the three and six months ended June 30, 2000, approximately $388,000 and $392,000, respectively, in gains were recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. For the three and six months ended June 30, 1999, there were no significant amounts recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized $2.3 million and $4.8 million of gains in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months period ended June 30, 2000, respectively. The Company recognized $426,000 and $1.1 million of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and six months period ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the Company recognized $1.9 million and $2.8 million of gains in product revenue for the settlement of certain cash flow hedge instruments, respectively. For the three and six months ended June 30, 1999, the Company recognized $778,000 and $1.3 million, respectively of gains in royalty revenue for the settlement of certain cash flow hedge instruments during the period. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

3. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and certain derivative instruments, net of tax. Comprehensive income for the three months ended June 30, 2000 and 1999 was $77.1 million and $58.1 million, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999 was $177.4 million and $107.2 million, respectively.

4. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants. Options to purchase approximately 1.7 million shares were outstanding at June 30, 2000 but not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company's common stock during the period. The put warrants sold in connection with the Company's stock repurchase program did not have a material additional dilutive effect.

Shares used in calculating basic and diluted earnings per share are as follows:

                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
(in thousands)                               2000             1999             2000             1999
                                            -------          -------          -------          -------

Weighted average number of shares
      of common stock outstanding           148,643          150,047          149,501          149,722
Dilutive stock options                        5,507            7,528            6,430            7,831
                                            -------          -------          -------          -------
Shares used in calculating diluted
     earnings per share                     154,150          157,575          155,931          157,553
                                            =======          =======          =======          =======

5. SHARE REPURCHASE PROGRAM

On February 22, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through 2000. The stock repurchase program may be discontinued at any time. During the first six months of 2000, the Company repurchased approximately
3.7 million shares of its common stock at a cost of $250.7 million.

To enhance the 1999 stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties for a total of 4 million shares, of which 1 million were outstanding at June 30, 2000 at a strike price of $49.47. All of the Company's put warrants outstanding are exercisable only at the date of expiration, with expiration dates ranging from July through November of 2000. The outstanding put warrants permit a net-share settlement at the Company's option and, therefore, did not result in a put obligation on the Company's Consolidated Balance Sheets.

6. OTHER INCOME, NET

Other income, net consists of the following (in thousands):

                                      Three Months Ended                       Six Months Ended
                                           June 30,                                June 30,
                                 -----------------------------           -----------------------------
                                    2000                1999                2000                1999
                                 ---------           ---------           ---------           ---------
Interest income                  $  10,370           $   8,466           $  21,107           $  16,263
Interest expense                    (1,080)             (1,170)             (2,185)             (2,356)
Other income (expense)               7,447             (16,566)             96,839             (16,993)
                                 ---------           ---------           ---------           ---------

Total other income, net          $  16,737           $  (9,270)          $ 115,761           $  (3,086)
                                 =========           =========           =========           =========


Other income for the three and six months ended June 30, 2000 includes non-recurring gains on the sale of certain non-current marketable securities totaling approximately $8.7 million and $101.1 million, respectively. Other expense for the three and six months ended June 30, 1999 includes a $15.3 million write-down of certain non-current marketable securities. The Company had determined that the decline in fair value below cost of the marketable securities was other than temporary.

7. INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income for the three months ended June 30, 2000 and 1999 was approximately 31% and 33%, respectively. Income tax expense as a percentage of pre-tax income for the six months ended June 30, 2000 and 1999 was approximately 33%, respectively. During the three and six months ended June 30, 2000, the Company recognized non-recurring gains on the sale of certain non-current marketable securities. Excluding the tax effect on these non-recurring gains the Company's effective tax rate for the three and six months ended June 30, 2000 was approximately 30%. The effective tax rate varied from the U.S. statutory rates for the first six months of 2000 and 1999 primarily due to increasing European sales and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

8. LITIGATION

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent (U.S. Patent No. 5,376,567) in the United States in the production of Biogen's AVONEX(R) (Interferon beta-1a) product. In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex seeks a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. An unfavorable ruling in the Berlex suit could have a material adverse effect on the Company's results of operations and financial position. The Company believes that it has meritorious defenses to the Berlex claims, but the ultimate outcome is not currently determinable. As a result, an estimate of any potential loss or range of loss cannot be made at this time. A hearing on the parties' summary judgment motions was completed in March 2000. Biogen moved for summary judgment of non-infringement of certain claims of the `567 patent, non-infringement of the `779 patent, as well as a determination of the invalidity of certain claims of the `567 patent and all of the claims of the `779 patent. Berlex moved to dismiss Biogen's inequitable conduct defenses and counterclaims. Berlex also moved for a declaration of literal infringement of certain claims of the `567 and the `779 patents. No decisions have been rendered to date. The Company expects a trial to occur in the first half of 2001.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2000, the Company reported net income of $72.1 million or $0.47 per diluted share as compared to $43.4 million or $0.28 per diluted share for the comparable period of 1999. For the six months ended June 30, 2000, the Company reported net income of $193.4 million or $1.24 per diluted share as compared to $89.1 million or $0.57 per diluted share for the comparable period of 1999.

Total revenues for the quarter ended June 30, 2000 were $230.5 million, as compared to $188.9 million in the same period of 1999, an increase of $41.6 million or approximately 22%. Total revenues for the six months ended June 30, 2000 were $447.4 million, as compared to $360.6 million in the same period of 1999, an increase of $86.8 million or approximately 24%.

Product revenues in the current quarter were $190 million as compared to $145.9 million for the same period of 1999, an increase of $44.1 million or approximately 30%. Product revenues in the six months ended June 30, 2000 were $364.6 million as compared to $277.2 million for the same period of 1999, an increase of $87.4 million or approximately 32%. Product revenues from AVONEX(R) represent approximately 82% of the Company's total revenues in the current quarter and six months ended June 30, 2000 as compared to 77% for the three and six month periods of 1999. The growth in the three and six month periods ended June 30, 2000 over the comparable periods in 1999 was primarily attributable to increases in the sales volume of AVONEX(R) in the United States and in the fifteen member countries of the European Union ("EU"). AVONEX(R) sales outside of the United States were approximately $51.2 million and $99.5 million in the three and six months ended June 30, 2000 as compared to $42.1 million and $78 million in the same periods of 1999, respectively.

Revenues from royalties in the three months ended June 30, 2000 were $40.5 million, a decrease of $2.6 million or approximately 6% as compared to $43.1 million of royalty revenue for the same period in 1999. Revenues from royalties in the six months ended June 30, 2000 were $82.8 million, a decrease of approximately 1% as compared to $83.5 million of royalty revenue for the same period in 1999. Revenues from royalties represented approximately 18% of total revenues for the three and six months ended June 30, 2000 as compared to 23% for the same periods in 1999.

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

COSTS AND EXPENSES

Total costs and expenses for the three months ended June 30, 2000 were $143.4 million as compared to $114.9 million in the same period of 1999, an increase of approximately 25%. Total costs and expenses for the six months ended June 30, 2000 were $276.2 million as compared to $224.6 million in the same period of 1999, an increase of approximately 23%.

Cost of revenues in the three months ended June 30, 2000 totaled $30.8 million compared to $27 million in the same period of 1999, an increase of $3.8 million or 14%. Cost of revenues in the six months ended June 30, 2000 totaled $59.4 million compared to $51.8 million in the same period of 1999, an increase of $7.6 million or 15%. The increase in cost of revenues was attributable to the higher sales volume of AVONEX(R). Included in cost of revenues for the three months ended June 30, 2000 and 1999 is $27.5 million and $22.9 million, respectively, of costs related to product revenues and $3.3 million and $4.1 million, respectively, of costs related to royalty revenue. Included in cost of revenues for the six months ended June 30, 2000 and 1999 is $53.5 million and $44.2 million, respectively, of costs related to product revenues and $5.9 million and $7.6 million, respectively, of costs related to royalty revenue. Gross margins on product revenues increased to approximately 86% for the three months ended June 30, 2000 compared to 84% in the same period in 1999. Gross margins on product revenues increased to approximately 85% for the six months ended June 30, 2000 compared to 84% in the same period in 1999. Gross margins on royalty revenue increased to approximately 92% for the three months ended June 30, 2000 compared to 90% in the same period in 1999. Gross margins on royalty revenue increased to approximately 93% for the six months ended June 30, 2000 compared to 91% in the same period in 1999. The Company expects that gross margins on royalty revenue will fluctuate in the future based on changes in sales volumes for specific products.

Research and development expenses in the current quarter were $71.7 million, an increase of $20.8 million or 41% as compared to $50.9 million in the same period of 1999. Research and development expenses in the six months ended June 30, 2000 were $134.7 million, an increase of $32.8 million or 32% as compared to $101.9 million in the same period of 1999. The increase was primarily due to an increase in clinical trial costs and the costs associated with an increase in the Company's other development efforts related to its ongoing research and development programs. The Company expects that, in the near and long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products, conducts clinical trials of these products and continues work on new formulations and delivery methods for AVONEX(R).

Selling, general and administrative expenses in the second quarter of 2000 were $40.9 million, an increase of $3.9 million or 11% as compared to the same period of 1999. Selling, general and administrative expenses in the six months ended June 30, 2000 were $82.1 million, an increase of $11.2 million or 16% compared to the same period of 1999. This increase was primarily due to an increase in selling and marketing expenses related to the sale of AVONEX(R). The Company expects that selling, general and administrative expenses will continue to increase in the near term as the Company continues to expand its sales and marketing organizations and efforts necessary to sell AVONEX(R) worldwide.

OTHER INCOME, NET

Other income, net consists primarily of interest income, partially offset by interest expenses and other non-operating income and expenses. Other income, net in the current quarter of 2000 was $16.7 million as compared to other expense, net of $9.3 million in 1999, an increase of $26 million. Other income, net in the six months ended June 30, 2000 was $115.8 million as compared to other expense, net of $3.1 million in 1999, an increase of $118.9 million. Interest income for the three months ended June 30, 2000 was $10.4 million compared to $8.5 million in the same period of 1999, an increase of $1.9 million or 22%. Interest income for the six months ended June 30, 2000 was $21.1 million compared to $16.3 million in the same period of 1999, an increase of $4.8 million or 29%. The increase in interest income for the three and six months ended June 30, 2000 is due primarily to an increase in funds invested. In the three months ended June 30, 2000 interest expense decreased to $1.1 million from $1.2 million compared to the same period in 1999. In the six months ended June 30, 2000 interest expense decreased to $2.2 million from $2.4 million compared to the same period in 1999. Other non-operating income (expense) increased by $24 million in the three months ended June 30, 2000 from the same period in 1999. Other non-operating income (expense) increased by $113.8 million in the six months ended June 30, 2000 from the same period in 1999. The increase in non-operating income is due primarily to the sale of certain non-current marketable securities generating non-recurring gains of approximately $8.7 million and $101.1 million in the three and six months ended June 30, 2000. Additionally, other expense in the three and six months ended June 30, 1999 included the write-down of certain non-current marketable securities totaling $15.3 million. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates.

INCOME TAXES

Income tax expense as a percentage of pre-tax income for the three months ended June 30, 2000 and 1999 was approximately 31% and 33%, respectively. Income tax expense as a percentage of pre-tax income for the six months ended June 30, 2000 and 1999 was approximately 33%, respectively. During the three and six months ended June 30, 2000, the Company recognized non-recurring gains on the sale of certain non-current marketable securities. Excluding the tax effect on these non-recurring gains the Company's effective tax rate for the three and six months ended June 30, 2000 was approximately 30%. The effective tax rate varied from the U.S. statutory rates for the first six months of 2000 and 1999 primarily due to increasing European sales and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

FINANCIAL CONDITION

At June 30, 2000, cash, cash equivalents and short-term marketable securities were $652.2 million compared with $654.5 million at December 31, 1999, a decrease of $2.3 million. Working capital increased $9.7 million to $729.7 million. Net cash from operating activities for the period ended June 30, 2000 was $114.1 million compared with $91.4 million for the same period in 1999. Significant cash inflows from investing activities during the first six months of 2000 included $120.2 million in proceeds from the sale of certain non-current marketable securities. Cash outflows during the first six months of 2000 included investments in property and equipment and patents of $82.7 million. Significant cash outflows from financing activities included $250.7 million for purchases of the Company's common stock under its stock repurchase program and $2.4 million for repayments on loan agreements with banks. Cash inflows included $97.6 million from common stock option exercises and related tax benefits and employee stock purchase plan activity.

On February 22, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through 2000. The stock repurchase program may be discontinued at any time. During the first six months of 2000, the Company repurchased approximately
3.7 million shares of its common stock at a cost of $250.7 million.

To enhance the 1999 stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties for a total of 4 million shares, of which 1 million were outstanding at June 30, 2000 at a strike price of $49.47. All of the Company's put warrants outstanding are exercisable only at the date of expiration, with expiration dates ranging from July through November of 2000. The outstanding put warrants permit a net-share settlement at the Company's option and, therefore, did not result in a put obligation on the Company's Consolidated Balance Sheets.

On October 4, 1999, the Company began construction of its new research and development center in Cambridge, Massachusetts. The new 224,000 square foot building is expected to be completed in the spring of 2001 at a total cost of approximately $95 million, of which $78 million had been committed at June 30, 2000. Additionally, the Company is building a large scale manufacturing plant in Research Triangle Park, North Carolina. The Company expects that construction will be completed at the end of 2001 at a total cost of approximately $175 million, of which $114 million had been committed at June 30, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. The Company is currently assessing the impact, if any; however, the Company does not currently anticipate that SAB 101 will have a material effect on the Company's financial position and results of operations.

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of Stockholders of Biogen, Inc. on June 16, 2000.

(b)  Not applicable.

(c) A proposal to elect Harold W. Buirkle, Alan K. Simpson and James L. Vincent as directors to serve for a three year term ending in 2003 and until their successors are duly elected and qualified was approved with the following vote:

          Nominee                       For                 Abstains
          -------                       ---                 --------
     Harold W. Buirkle              116,423,421             991,570
     Alan K. Simpson                116,430,206             984,785
     James L. Vincent               116,438,117             976,874

     A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000 was approved with 116,894,929 affirmative votes, 122,085 negative votes, 397,340 abstentions and 637 broker non-votes.

(d)  Not applicable.

Item 5 - Other Information

On July 10, 2000, the Company announced that Peter N. Kellogg had been appointed Vice President, Finance and Chief Financial Officer, effective August 7, 2000.

Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits

No. 10.1     1982 Incentive Stock Option Plan (as amended through
             June 15, 2000).

No. 10.2     1985 Non-Qualified Stock Option Plan (as amended through
             June 15, 2000).

No. 10.3 1987 Scientific Board Stock Option Plan (as amended through June 15, 2000).

No. 27       Financial Data Schedule (for EDGAR filing purposes only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIOGEN, INC.

Dated: August 3, 2000                     /s/ Michael A. Kelly
                                          --------------------------------------

                                          Corporate Controller and
                                          Acting Chief Financial Officer



EXHIBITS

Index to Exhibit.

No. 10.1     1982 Incentive Stock Option Plan (as amended through
             June 15, 2000).

No. 10.2     1985 Non-Qualified Stock Option Plan (as amended through
             June 15, 2000).

No. 10.3 1987 Scientific Board Stock Option Plan (as amended through June 15, 2000).

No. 27       Financial Data Schedule (for EDGAR filing purposes only).