Form 10-Q
period 2000-09-30
BIOGEN INC
filed 2000-11-14
CIK 714655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



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

                              Yes [X]   No [ ]

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 30, 2000 was 147,919,983 shares.

                                  BIOGEN, INC.

                                      INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER

Condensed Consolidated Statements of Income - Three and nine months
    ended September 30, 2000 and 1999                                        3

Condensed Consolidated Balance Sheets - September 30, 2000 and
    December 31, 1999                                                        4

Condensed Consolidated Statements of Cash Flows -
    Nine months ended September 30, 2000 and 1999                            5

Notes to Condensed Consolidated Financial Statements                         6

Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                   10

PART II - OTHER INFORMATION                                                 16



Note concerning trademarks: AVONEX(R) is a registered trademark of Biogen, Inc.

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                               Three Months Ended         Nine Months Ended
                                                   September 30,            September 30,
                                                2000         1999         2000         1999
                                              --------     --------     --------     --------
REVENUES:

    Product                                   $193,242     $163,448     $557,847     $440,620
    Royalties                                   40,512       44,983      123,269      128,460
                                              --------     --------     --------     --------

Total revenues                                 233,754      208,431      681,116      569,080
                                              --------     --------     --------     --------

COSTS AND EXPENSES:

    Cost of revenues                            33,027       28,498       92,445       80,329
    Research and development                    94,498       58,958      229,205      160,886
    Selling, general and administrative         41,745       36,484      123,849      107,344
                                              --------     --------     --------     --------

Total costs and expenses                       169,270      123,940      445,499      348,559
                                              --------     --------     --------     --------

Income from operations                          64,484       84,491      235,617      220,521
Other income, net                               33,204        8,092      148,965        5,006
                                              --------     --------     --------     --------

INCOME BEFORE INCOME  TAXES                     97,688       92,583      384,582      225,527
Income taxes                                    29,307       30,554      122,775       74,426
                                              --------     --------     --------     --------

NET INCOME                                    $ 68,381     $ 62,029     $261,807     $151,101
                                              ========     ========     ========     ========

BASIC EARNINGS PER SHARE                      $   0.46     $   0.41     $   1.76     $   1.01
                                              ========     ========     ========     ========
DILUTED EARNINGS PER SHARE                    $   0.44     $   0.39     $   1.69     $   0.96
                                              ========     ========     ========     ========

SHARES USED IN COMPUTING:
Basic earnings per share                       148,074      150,108      149,026      149,851
                                              ========     ========     ========     ========
Diluted earnings per share                     153,702      158,198      155,188      157,768
                                              ========     ========     ========     ========



            See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                              September 30,     December 31,
                                                  2000             1999
                                              -------------     ------------
                                               (unaudited)
ASSETS
Current assets
    Cash and cash equivalents                  $    35,849      $    56,920
    Marketable securities                          623,185          597,619
    Accounts receivable, net                       145,690          137,363
    Deferred tax assets                             56,279           50,565
    Other current assets                            68,237           67,759
                                               -----------      -----------
    Total current assets                           929,240          910,226
                                               -----------      -----------

Property, plant and equipment
    Cost                                           479,701          351,566
    Less accumulated depreciation                  128,997          111,789
                                               -----------      -----------
    Property, plant and equipment, net             350,704          239,777
                                               -----------      -----------

Patents, net                                        13,415           13,871
Marketable securities                               86,780           98,017
Other assets                                        22,917           16,082
                                               -----------      -----------

                                               $ 1,403,056      $ 1,277,973
                                               ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                           $    20,382      $    30,125
    Current portion of long-term debt                4,888            4,888
    Accrued expenses and other                     210,542          155,257
                                               -----------      -----------
    Total current liabilities                      235,812          190,270
                                               -----------      -----------

Long-term debt, less current portion                48,824           52,073
Other long-term liabilities                         57,214           56,100
Commitments and contingencies                            -                -

Shareholders' equity
    Common stock                                     1,516            1,507
    Additional paid-in capital                     767,229          676,673
    Retained earnings                              472,328          352,016
    Accumulated other comprehensive income          34,400           45,618
    Treasury stock, at cost                       (214,267)         (96,284)
                                               -----------      -----------

Total shareholders' equity                       1,061,206          979,530
                                               -----------      -----------
                                               $ 1,403,056      $ 1,277,973
                                               ===========      ===========



            See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       2000           1999
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $ 261,807      $ 151,101
    Adjustments to reconcile net income to
       net cash provided from operating activities:
       Depreciation and amortization                                    21,884         22,563
       Deferred income taxes                                               216          1,711
       Other                                                             2,681          1,610
       Gain on sale of non-current marketable securities              (101,129)             -
       Write-down of non-current marketable securities                       -         15,287
       Changes in:
           Accounts receivable                                          (8,327)       (28,582)
           Other current and other assets                              (32,024)         1,116
           Accounts payable, accrued expense and
              other current and long-term liabilities                   45,999         (1,969)
                                                                     ---------      ---------
    Net cash from operating activities                                 191,107        162,837
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of marketable securities                                (530,518)      (468,988)
    Proceeds from sales and maturities of marketable securities        505,894        356,681
    Proceeds from sales of non-current marketable securities           120,199              -
    Acquisitions of property and equipment                            (132,655)       (43,845)
    Additions to patents                                                (3,316)        (2,927)
                                                                     ---------      ---------
       Net cash from investing activities                              (40,396)      (159,079)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of long-term debt                                          (3,249)        (3,249)
    Purchases of treasury stock                                       (280,406)      (106,453)
    Proceeds from put warrants                                               -         19,947
    Issuance of common stock, stock option exercises and related
       tax benefits                                                    111,873        134,046
                                                                     ---------      ---------
       Net cash from investing activities                             (171,782)        44,291
                                                                     ---------      ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   (21,071)        48,049

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          56,920         25,445
                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  35,849      $  73,494
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

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method and are included in other current assets. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

                                             September 30,    December 31,
(in thousands)                                   2000            1999
                                             -------------    ------------

Raw materials                                  $  5,491         $  5,679
Work in process                                  14,304           15,110
Finished goods                                   16,597           19,242
                                               --------         --------
                                               $ 36,392         $ 40,031
                                               ========         ========

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

As of September 30, 2000, the Company had $16.7 million outstanding under a floating rate loan secured by the Company's laboratory and office building in Cambridge, Massachusetts and $37.0 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements at September 30, 2000, representing the cash requirements of the Company to settle the agreements, was approximately

$291,000, and was included in accrued expenses and other. The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company's interest rate swaps during the three and nine months ended September 30, 2000 or in the comparable period of 1999, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of 90 days to 18 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at September 30, 2000 was approximately $99.0 million. These contracts had a fair value of approximately $14.0 million, representing an unrealized gain, and was included in other current assets at September 30, 2000.

For the three and nine months ended September 30, 2000 and 1999, there were no significant amounts recognized in earnings due to hedge ineffectiveness for outstanding foreign currency forward contracts. For the three and nine months ended September 30, 2000, approximately $585,620 and $977,224, respectively, in gains were recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. For the three and nine months ended September 30, 1999, there were no significant amounts recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized $4.1 million and $8.8 million of gains in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2000, respectively. The Company recognized $1.3 million and $2.4 million of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Company recognized $1.7 million and $4.5 million of gains in product revenue for the settlement of certain cash flow hedge instruments, respectively. For the three and nine months ended September 30, 1999, the Company recognized $429,000 and $1.7 million, respectively, of gains in royalty revenue for the settlement of certain cash flow hedge instruments during the period. These settlements were recorded in the same period as the related forecasted transactions affected earnings.

3.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and certain derivative instruments, net of tax. Comprehensive income for the three months ended September 30, 2000 and 1999 was $73.2 million and $62.6 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $250.6 million and $169.8 million, respectively.

4.  EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants. Options to purchase approximately 1.8 million shares were outstanding at September 30, 2000 but not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company's common stock during the period. The put warrants sold in connection with the Company's stock repurchase program did not have a material additional dilutive effect.

Shares used in calculating basic and diluted earnings per share are as follows:

                                       Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
(in thousands)                          2000        1999        2000        1999
                                       -------     -------     -------     -------
Weighted average number of shares
    of common stock outstanding        148,074     150,108     149,026     149,851
Dilutive stock options                   5,628       8,090       6,162       7,917
                                       -------     -------     -------     -------
Shares used in calculating diluted
    earnings per share                 153,702     158,198     155,188     157,768
                                       =======     =======     =======     =======


5.  SHARE REPURCHASE PROGRAM

On February 22, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through 2000. The stock repurchase program may be discontinued at any time. During the first nine months of 2000, the Company repurchased approximately 4.3 million shares of its common stock at a cost of $280.4 million.

To enhance the 1999 stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties for a total of 4 million shares, of which 400,000 were outstanding at September 30, 2000 at a strike price of $49.47. All of the Company's put warrants outstanding are exercisable only at the date of expiration, with expiration dates ranging from October through November of 2000. The outstanding put warrants permit a net-share settlement at the Company's option and, therefore, did not result in a put obligation on the Company's Consolidated Balance Sheets.

6.  OTHER INCOME, NET

Other income, net consists of the following (in thousands):

                              Three Months Ended           Nine Months Ended
                                September 30,                September 30,
                            ---------------------      -----------------------
                              2000         1999          2000           1999
                            --------      -------      ---------      --------

Interest income             $ 11,067      $ 9,450      $  32,174      $ 25,713
Interest expense              (1,100)      (1,171)        (3,285)       (3,527)
Other income (expense)        23,237         (187)       120,076       (17,180)
                            --------      -------      ---------      --------

Total other income, net     $ 33,204      $ 8,092      $ 148,965      $  5,006
                            ========      =======      =========      ========

During the three months ended September 30, 2000, the Company realized gains of approximately $24.1 million upon the acquisition by third parties of two of the companies in which the Company had invested in separate business combinations. Additionally, other income for the nine months ended September 30, 2000 included gains on the sale of certain non-current marketable securities totaling approximately $101.1 million. Other expense for the nine months ended September 30, 1999 included a $15.3 million write-down of certain non-current marketable securities. The Company had determined that the decline in fair value below cost of the marketable securities was other than temporary.

7.  INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income for the three months ended September 30, 2000 and 1999 was approximately 30% and 33%, respectively. Income tax expense as a percentage of pre-tax income for the nine months ended September 30, 2000 and 1999 was approximately 32% and 33%, respectively. During the three and nine months ended September 30, 2000, the Company recognized gains relating to certain non-current marketable securities. Excluding the tax effect on these gains the Company's effective tax rate for the three and nine months ended September 30, 2000 was approximately 30%. The effective tax rate varied from the U.S. statutory rates for the first nine months of 2000 and 1999 primarily due to increasing European sales and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

8.  LITIGATION

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent (U.S. Patent No. 5,376,567) in the United States in the production of Biogen's AVONEX(R) (Interferon beta-1a) product. In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex sought a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. A hearing on the parties' summary judgment motions in the case was completed in March 2000. In September 2000, the District Court rendered final judgment in favor of Biogen and against Berlex determining that Biogen's production of AVONEX(R) did not infringe any of the claims of the Berlex patents. Berlex has appealed this decision with the Court of Appeals for the Federal Circuit. An unfavorable ruling on appeal would result in the case being remanded to the District Court for trial. If Berlex were to be successful in its appeal and the case were remanded, an unfavorable ruling in the remanded case could have a material adverse effect on the Company's results of operations and financial position. The Company believes that the decision of the District Court that Biogen does not infringe the Berlex patents is sound, but the ultimate outcome of the appeal is not currently determinable. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the "Rentschler I Patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision to revoke the Rentschler I Patent. Rentschler has appealed that decision and the appeal is still pending. A hearing on the appeal has been scheduled for December 2000. On October 13, 1998, the Company filed another opposition with the Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the "Rentschler II Patent") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. A hearing on the Company's opposition previously scheduled for October 2000 has been postponed, and will likely be held in 2001. While Biogen believes that the Rentschler II Patent will be revoked and that the revocation of the Rentschler I Patent will be upheld on appeal, if either the Rentschler I Patent or the Rentschler II Patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial position.

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

10.  NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition to specific circumstances. The Company is currently assessing the impact, if any; however, the Company does not currently anticipate that SAB 101 will have a material effect on the Company's financial position and results of operations.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2000, the Company reported net income of $68.4 million or $0.44 per diluted share as compared to $62.0 million or $0.39 per diluted share for the comparable period of 1999. For the nine months ended September 30, 2000, the Company reported net income of $261.8 million or $1.69 per diluted share as compared to $151.1 million or $0.96 per diluted share for the comparable period of 1999.

Total revenues for the quarter ended September 30, 2000 were $233.8 million, as compared to $208.4 million in the same period of 1999, an increase of $25.4 million or approximately 12%. Total revenues for the nine months ended September 30, 2000 were $681.1 million, as compared to $569.1 million in the same period of 1999, an increase of $112 million or approximately 20%.

Product revenues in the current quarter were $193.2 million as compared to $163.4 million for the same period of 1999, an increase of $29.8 million or approximately 18%. Product revenues in the nine months ended September 30, 2000 were $557.8 million as compared to $440.6 million for the same period of 1999, an increase of $117.2 million or approximately 27%. Product revenues from AVONEX(R) represent approximately 83% of the Company's total revenues in the current quarter as compared to 78% for the same period of 1999. Product revenues from AVONEX(R) represent approximately 82% of the Company's total revenues in the nine months ended September 30, 2000 as compared to 77% for the same period of 1999. The growth in product revenues in the three and nine month periods ended September 30, 2000 over the comparable periods in 1999 was primarily attributable to increases in the sales volume of AVONEX(R) in the United States and in the fifteen member countries of the European Union ("EU"). AVONEX(R) sales outside of the United States were approximately $55 million and $154.5 million, respectively in the three and nine months ended September 30, 2000 as compared to $48 million and $126.1 million in the same periods of 1999, respectively.

Revenues from royalties in the three months ended September 30, 2000 were $40.5 million, a decrease of $4.5 million or approximately 10% as compared to $45 million of royalty revenue for the same period in 1999. Revenues from royalties in the nine months ended September 30, 2000 were $123.3 million, a decrease of approximately 4% as compared to $128.5 million of royalty revenue for the same period in 1999. Revenues from royalties represented approximately 17% and 18%, respectively, of total revenues for the three and nine months ended September 30, 2000 as compared to 22% and 23%, respectively, for the same periods in 1999.

The Company expects product sales as a percentage of total revenues to continue to increase in the near term as the Company continues to market AVONEX(R) worldwide. The Company, however, expects to face increasing competition in the MS marketplace from existing and new MS treatments that may impact sales of AVONEX(R). In the near and long term, the Company expects its royalty revenue to be affected most significantly by patent expirations. See "Business - Patents and Other Proprietary Rights" of the

Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In the near term, Biogen's royalty revenues may also be significantly affected as a result of a potential dispute with Schering Plough over twelve to eighteen months of royalties payable by Schering Plough on U.S. sales of INTRON(R) A. See "Outlook - Dependence on AVONEX(R) Sales and Royalty Revenue." In addition, sales levels of products sold by the Company's licensees may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored programs.

COSTS AND EXPENSES

Total costs and expenses for the three months ended September 30, 2000 were $169.3 million as compared to $123.9 million in the same period of 1999, an increase of approximately 37%. Total costs and expenses for the nine months ended September 30, 2000 were $445.5 million as compared to $348.6 million in the same period of 1999, an increase of approximately 28%.

Cost of revenues in the three months ended September 30, 2000 totaled $33 million compared to $28.5 million in the same period of 1999, an increase of $4.5 million or 16%. Cost of revenues in the nine months ended September 30, 2000 totaled $92.4 million compared to $80.3 million in the same period of 1999, an increase of $12.1 million or 15%. The increase in cost of revenues was attributable to the higher sales volume of AVONEX(R). Included in cost of revenues for the three months ended September 30, 2000 and 1999 is $29.9 million and $25.8 million, respectively, of costs related to product revenues and $3.2 million and $2.7 million, respectively, of costs related to royalty revenue. Included in cost of revenues for the nine months ended September 30, 2000 and 1999 is $83.4 million and $70 million, respectively, of costs related to product revenues and $9 million and $10.3 million, respectively, of costs related to royalty revenue. Gross margins on product revenues increased to approximately 85% for the three months and nine months ended September 30, 2000 compared to 84% in the same periods in 1999. Gross margins on royalty revenue decreased to approximately 92% for the three months ended September 30, 2000 compared to 94% in the same period in 1999. Gross margins on royalty revenue increased to approximately 93% for the nine months ended September 30, 2000 compared to 92% in the same period in 1999. The Company expects that gross margins on royalty revenue will fluctuate in the future based on changes in sales volumes for specific products.

Research and development expenses in the current quarter were $94.5 million, an increase of $35.5 million or 60% as compared to $59 million in the same period of 1999. Research and development expenses in the nine months ended September 30, 2000 were $229.2 million, an increase of $68.3 million or 42% as compared to $160.9 million in the same period of 1999. The increases were primarily due to up-front costs associated with new collaborative efforts of approximately $21.4 million, an increase in clinical trial costs and the costs associated with an increase in the Company's other development efforts related to its ongoing research and development programs. The Company expects that, in the near and long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products, conducts clinical trials of these products and continues work on new formulations and delivery methods for AVONEX(R).

Selling, general and administrative expenses in the third quarter of 2000 were $41.7 million, an increase of $5.3 million or 14% as compared to the same period of 1999. Selling, general and administrative expenses in the nine months ended September 30, 2000 were $123.8 million, an increase of $16.5 million or 15% compared to the same period of 1999. This increase was primarily due to an increase in selling and marketing expenses related to the sale of AVONEX(R). The Company expects that selling, general and administrative expenses will continue to increase in the near term as the Company continues to expand its sales and marketing organizations and efforts necessary to sell AVONEX(R) worldwide.

OTHER INCOME, NET

Other income, net consists primarily of interest income, partially offset by interest expenses and other non-operating income and expenses. Other income, net in the third quarter of 2000 was $33.2 million as compared to $8.1 million in the same period in 1999, an increase of $25.1 million. Other income, net in the nine months ended September 30, 2000 was $149 million as compared to $5 million in the same period in 1999, an increase of $144 million. Interest income for the three months ended September 30, 2000 was $11.1 million compared to $9.5 million in the same period of 1999, an increase of $1.6 million or 17%. Interest income for the nine months ended September 30, 2000 was $32.2 million compared to $25.7 million in the same period of 1999, an increase of $6.5 million or 25%. The increase in interest income for the three and nine months ended September 30, 2000 is due primarily to an increase in funds invested and an increase interest rates. In the three months ended September 30, 2000 and 1999 interest expense was $1.1 million and $1.2 million, respectively. In the nine months ended September 30, 2000 interest expense was $3.3 million compared to $3.5 million in the same period in 1999. Other non-operating income (expense) increased by $23.4 million in the three months ended September 30, 2000 from the same period in 1999. Other non-operating income (expense) increased by $137.3 million in the nine months ended September 30, 2000 from the same period in 1999. The increase in non-operating income is due primarily to gains on certain non-current marketable securities of approximately $24.1 million and $125.3 million in the three and nine months ended September 30, 2000. Additionally, other expense in the nine months ended September 30, 1999 included the write-down of certain non-current marketable securities totaling $15.3 million. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates.

INCOME TAXES

Income tax expense as a percentage of pre-tax income for the three months ended September 30, 2000 and 1999 was approximately 30% and 33%, respectively. Income tax expense as a percentage of pre-tax income for the nine months ended September 30, 2000 and 1999 was approximately 32% and 33%, respectively. During the three and nine months ended September 30, 2000, the Company recognized gains on certain non-current marketable securities. Excluding the tax effect on these gains the Company's effective tax rate for the three and nine months ended September 30, 2000 was approximately 30%. The effective tax rate varied from the U.S. statutory rates for the first nine months of 2000 and 1999 primarily due to increasing European sales and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

FINANCIAL CONDITION

At September 30, 2000, cash, cash equivalents and short-term marketable securities were $659 million compared with $654.6 million at December 31, 1999, an increase of $4.4 million. Working capital decreased $26.5 million to $693.4 million. Net cash from operating activities for the nine month period ended September 30, 2000 was $191.1 million compared with $162.8 million for the same period in 1999. Significant cash inflows from investing activities during the first nine months of 2000 included $120.2 million in proceeds from the sale of certain non-current marketable securities. Cash outflows during the first nine months of 2000 included investments in property and equipment and patents of $136 million. Significant cash outflows from financing activities included $280.4 million for purchases of the Company's common stock under its stock repurchase program and $3.2 million for repayments on loan agreements with banks. Cash inflows included $111.9 million from common stock option exercises and related tax benefits and employee stock purchase plan activity.

On February 22, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 8 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through 2000. The stock repurchase program may be discontinued at any time. During the first nine months of 2000, the Company repurchased approximately 4.3 million shares of its common stock at a cost of $280.4 million.

To enhance the 1999 stock repurchase program, the Company sold put warrants to and purchased call options from independent third parties for a total of 4 million shares, of which 400,000 were outstanding at September 30, 2000 at a strike price of $49.47. All of the Company's put warrants outstanding are exercisable only at the date of expiration, with expiration dates ranging from October through November of 2000. The outstanding put warrants permit a net-share settlement at the Company's option and, therefore, did not result in a put obligation on the Company's Consolidated Balance Sheets.

On October 4, 1999, the Company began construction of its new research and development center in Cambridge, Massachusetts. The new 224,000 square foot building is expected to be completed in the spring of 2001 at a total cost of approximately $95 million, of which $86 million had been committed at September 30, 2000. Additionally, the Company is building a large scale manufacturing plant in Research Triangle Park, North Carolina. The Company expects that construction will be completed at the end of 2001 at a total cost of approximately $175 million, of which $137 million had been committed at September 30, 2000.

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

NEW ACCOUNTING PRONOUNCEMENT

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

DEPENDENCE ON AVONEX(R) SALES AND ROYALTY REVENUE

The Company's ability to sustain increases in revenues and profitability in the near term will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) worldwide; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R); the nature of regulatory and pricing decisions related to AVONEX(R) worldwide and the extent to which AVONEX(R) receives and maintains reimbursement coverage; the Company's ability to sustain market share of AVONEX(R) in light of the impact of competitive products for the treatment of MS; the success of ongoing development work related to AVONEX(R) in expanded MS indications and the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms. The Company's level of revenue related to AVONEX(R) may also depend on the Company's continued success in its litigation with Berlex on the "McCormick" patents which has been decided in Biogen's favor, but which if Biogen were to lose on appeal would be remanded to the District Court for trial, and if ultimately decided in Berlex's favor could have a material adverse effect on the Company's results of operations and financial condition. Another factor which could impact AVONEX(R) revenues will be the outcome of the Company's efforts to revoke the Rentschler patents since if the patents were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operations and financial condition.

The Company also receives royalty revenues which contribute significantly to its overall profitability. The Company's ability to maintain the anticipated level of its royalty revenues will depend on a number of factors. For example, pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products may have an impact on product sales by the Company's licensees. In addition, licensee sales levels may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored vaccination programs. Since the Company is not involved in the development or sale of products by licensees, the Company is unable to predict the timing or potential impact of factors which may affect licensee sales. In the near and long term, the Company expects its royalty revenue to be affected most significantly by patent expirations. See "Business - Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In the near term, Biogen's royalty revenues may also be significantly affected as a result of a potential dispute with Schering Plough over twelve to eighteen months of royalties payable by Schering Plough on U.S. sales of INTRON(R) A. As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, a District Court narrowed the scope of Biogen's United States alpha interferon patent in connection with litigation between Schering Plough, Biogen's exclusive licensee of the patent, and Amgen Inc. related to alleged infringement by Amgen of such patent. In the third quarter of 2000, a Court of Appeals affirmed the District Court's decision. As part of an arbitration with Biogen related to Schering Plough's REBETRON(R) product, Schering Plough claimed that as a result of the District Court's decision, it would no longer owe royalties to Biogen on sales of INTRON(R) A under such patent. As noted in the Company's Form 10-K for the fiscal year ended December 31, 1999, if Schering Plough were to pursue this argument and were to be successful, there would be a twelve to eighteen month gap in royalties from Schering Plough on sales of INTRON(R) A in the U.S. commencing with product manufactured after the expiration of Biogen's Irish patent in January 2001.

In any event, commencing in July 2002, Schering Plough is obligated to pay royalties on sales of its alpha interferon products in the U.S., including INTRON(R) A, during the term of a certain Roche/Genentech U.S. alpha interferon patent right under an agreement between Biogen and Schering Plough in connection with settlement of a lawsuit with Roche/Genentech related to the Roche/Genentech patent right. Biogen is currently in discussions with Schering Plough to determine Schering Plough's position and to work to resolve the twelve to eighteen month royalty issue and to resolve claims by Biogen related to underpayment of royalties by Schering Plough.

There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including competition in the MS market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 1999 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business - Competition and Marketing - AVONEX(R) (interferon beta-la)", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

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

PART II - OTHER INFORMATION


Item 3 - Litigation

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent (U.S. Patent No. 5,376,567) in the United States in the production of Biogen's AVONEX(R) (Interferon beta-la) product. In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex sought a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. A hearing on the parties' summary judgment motions in the case was completed in March 2000. In September 2000, the District Court rendered final judgement in favor of Biogen and against Berlex determining that Biogen's production of AVONEX(R) did not infringe any of the claims of the Berlex patents. Berlex has appealed this decision with the Court of Appeals for the Federal Circuit. An unfavorable ruling on appeal would result in the case being remanded to the District Court for trial. If Berlex were to be successful in its appeal and the case were remanded, an unfavorable ruling in the remanded case could have a material adverse effect on the Company's results of operations and financial position. The Company believes that the decision of the District Court that Biogen does not infringe the Berlex patents is sound, but the ultimate outcome of the appeal is not currently determinable. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

No. 27  Financial Data Schedule (for EDGAR filing purposes only).

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BIOGEN, INC.

Dated: November 14, 2000                      /s/ Peter N. Kellogg
                                              ------------------------------
                                              Chief Financial Officer
                                              And Vice President Finance



EXHIBITS
--------

Index to Exhibit.

    No. 27    Financial Data Schedule (for EDGAR filing purposes only).