Form 10-K
period 2000-12-31
BIOGEN INC
filed 2001-03-30
CIK 714655

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 29, 2001 (excludes shares held by directors):
$9,485,799,873. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at March 29, 2001: 150,270,097 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report, and portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.

PART I

ITEM 1 - BUSINESS

OVERVIEW

     Biogen, Inc. ("Biogen" or the "Company") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. Biogen, which was founded in 1978, currently derives revenues from sales of its AVONEX(R) (Interferon beta-1a) product for the treatment of relapsing forms of multiple sclerosis and from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company. Such products include certain forms of alpha interferon, hepatitis B vaccines and hepatitis B diagnostic test kits, among others. The Company's revenues from sales of AVONEX(R) in 2000 were approximately $761.1 million, making AVONEX(R) the worldwide market leader among multiple sclerosis therapies. The Company's royalty revenues in 2000 were approximately $165.4 million.

     Biogen continues to have an active development program related to AVONEX(R), and is conducting several important clinical trials of the product. In 2000, Biogen announced the results of its CHAMPS trial, begun in 1996, to study the effect of AVONEX(R) in delaying the development of clinically definite multiple sclerosis in patients who had experienced an isolated, well-defined neurologic event consistent with MS. The study showed a highly statistically significant beneficial effect of AVONEX(R) on delaying the development of clinically definite multiple sclerosis as compared to the placebo. A follow-on open label trial is ongoing. In 2000, Biogen also completed a small Phase 2 pilot study of the use of AVONEX(R) in the treatment of patients with primary progressive multiple sclerosis. In the study the patient group treated with AVONEX(R) experienced a significant reduction in the size of brain lesions seen on MRI, a measure of the extent of damage the disease has caused to the brain, as compared to the placebo group. In January 2001, Biogen announced preliminary results of a study of the use of AVONEX(R) in the treatment of patients with secondary progressive multiple sclerosis. In the study the patient group treated with AVONEX(R) showed a statistically significant reduction in the rate of disability accumulation compared to the placebo group as measured by the multiple sclerosis functional composite (MSFC) endpoint.

     Biogen also continues to devote significant resources to its other ongoing development efforts. In 2000, the Company completed dosing in its Phase 3 clinical studies of its AMEVIVE(TM) (alafacept) product in patients with moderate to severe chronic plaque psoriasis. Biogen anticipates that the results of these studies will be made available during the second quarter of 2001. In January 2001, the Company announced positive results from two large Phase 2 studies of the use of Antegren(R) (natalizumab) in the treatment of multiple sclerosis and Crohn's Disease. Antegren(R) is being developed in a collaboration between Biogen and Elan Corporation, plc ("Elan"). Based on the Phase 2 results, Biogen and Elan plan to proceed with Phase 3 clinical studies of Antegren(R) in both MS and Crohn's Disease in 2001. Biogen also plans to begin Phase 1 clinical trials of several products in 2001, including its small molecule adenosine A1 receptor antagonist which is being developed as a potential treatment for congestive heart failure and its soluble lymphotoxin beta receptor Ig fusion protein being developed as a potential treatment for several autoimmune diseases.

     In addition to its development programs, Biogen also has many earlier-stage research programs. Biogen's research strategy is to direct its efforts toward finding therapeutics in four major research focus areas: Fibrosis, oncology, immunomodulation, and neurodegeneration. The Company believes that this focused research effort along with the leveraging of its traditional strengths in biologics research, protein chemistry and protein manufacturing will allow the Company to be in a position to capitalize on the potential of the genomics era. The Company is exploring the use of functional genomics tools and technology to find novel therapeutics through its collaborations with Eos Biotechnology, Inc., Lexicon Genetics Incorporated, MorphoSys AG, Gene Logic, Inc., Incyte Genomics, Inc. and Genetica Incorporated.

AVONEX(R) (INTERFERON BETA-1A)

     Biogen currently markets and sells AVONEX(R) (Interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis. Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing multiple sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flareups of the disease after which the patient returns to a new baseline of functioning. AVONEX(R) is a recombinant form of a protein produced by fibroblast cells in response to viral infection. AVONEX(R) has been shown in a pivotal clinical trial both to slow the accumulation of disability and to reduce the frequency of exacerbations in patients with relapsing forms of multiple sclerosis.

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

     Biogen continues to have an active development program related to AVONEX(R). In February 2000, Biogen announced results of a clinical study of AVONEX(R) in patients who had experienced only one confirmed demyelinating event (multiple sclerosis-type exacerbation). The study, called the Controlled High Risk AVONEX(R) Multiple Sclerosis Prevention Study (CHAMPS), which was initiated in 1996, showed a highly statistically significant beneficial effect of AVONEX(R) in delaying the development of clinically definite multiple sclerosis compared to placebo. The CHAMPS study was stopped early following positive results. Biogen also completed in 2000 a dose comparison study, initiated in 1996, comparing the approved dosage of AVONEX(R) with a higher dose. The study confirmed that the higher dose provided no additional benefit as compared to the currently marketed 30 mcg dose, and that the two doses were equally effective in reducing disability progression in patients with relapsing/remitting MS. Biogen also completed in 2000 a small Phase 2 pilot study of AVONEX(R) in the treatment of primary progressive multiple sclerosis. In the study, the patient group treated with AVONEX(R) experienced a significant reduction in the size of brain lesions seen on MRI as compared to the placebo group. In 2001, Biogen announced completion of a double blinded, randomized clinical study of AVONEX(R) in patients with secondary progressive multiple sclerosis. In the study, initiated in 1998, treatment with AVONEX(R) was shown to reduce the progression of disability in secondary progressive MS by 27% as compared to treatment with the placebo and as measured by the multiple sclerosis functional composite (MSFC) endpoint.

     Biogen is currently conducting several other clinical studies of AVONEX(R). These include: an open-label follow-up study initiated in 1995 to obtain long-term safety and antigenicity data and an open label follow-up study initiated in 2000 to study the long-term effect of AVONEX(R) on patients who participated in the CHAMPS study.

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

     Revenues from sales of AVONEX(R) in 2000 were $761.1 million or approximately 82% of total revenues. Revenues from sales of AVONEX(R) in 1999 and 1998 were $620.6 million and $394.9 million, respectively, or approximately 78% and 71% of total revenues, respectively. Approximately 73% of AVONEX(R) sales in 2000, 71% of AVONEX(R) sales in 1999 and 77% of AVONEX(R) sales in 1998 were generated in the United States. Sales to three major wholesale distributors and a specialty distributor in the United States accounted for 18%, 13%, 12% and 11%, respectively, of total revenues in 2000.

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

         AMEVIVE(TM)  (ALAFACEPT)

     Inflammation is the result of the body's immune response to infection and injury. In many autoimmune diseases, the inflammation process is directed inappropriately against the body's own tissues, causing temporary or permanent damage. Biogen has focused the efforts of its inflammation programs on developing drugs to inhibit specific cellular interactions critical to the inflammation process. Central to inflammation is the activation of T-cells, specialized white blood cells which initiate and control the immune response. One of the cellular pathways which is important for the activation of T-cells is the LFA-3/CD2 pathway. AMEVIVE(TM) (alafacept) is a recombinantly engineered protein designed to modulate immune responses by binding to the CD2 receptor. Biogen is developing AMEVIVE(TM) as a treatment for certain autoimmune diseases. In 1999, the Company completed a Phase

2b clinical study of AMEVIVE(TM) in patients with moderate to severe chronic plaque psoriasis. Based on positive data from the Phase 2b study, the Company began Phase 3 studies in North America and Europe. The Company has completed dosing of the Phase 3 studies, and expects that results of the studies will be made available in the second quarter of 2001. Psoriasis is a chronic autoimmune disease that is characterized by inflammation and thickening of the skin. An estimated 500,000 psoriasis patients in the United States have a severe enough form of the disease to need systemic therapies. Biogen also has begun initial work for clinical trials of AMEVIVE(TM) in other indications.


     ANTEGREN(R) (NATALIZUMAB)

     Antegren(R) (natalizumab) is a humanized monoclonal antibody, the first of a new class of potential therapeutics known as alpha 4 integrin inhibitors. Antegren(R) is designed to block cell adhesion to blood vessel walls and subsequent migration of white blood cells into tissue, by binding to the cell surface receptors known as alpha-4-beta-1 (VLA-4) and alpha-4-beta-7 which are found on most types of white blood cells. The migration of white blood cells into tissue is part of the body's normal response during inflammation. This inflammatory response can be severely damaging or even life threatening when it is directed against the body's own tissue in autoimmune diseases and may cause serious collateral injury in chronic immune inflammatory diseases.

     In August of 2000, Biogen entered into a collaborative research, development and license agreement with Elan Corporation, plc ("Elan") under which Biogen and Elan are working together to develop, manufacture and commercialize Antegren(R) worldwide. In January of 2001, Biogen and Elan announced positive results from two large Phase 2 clinical studies of Antegren(R) in multiple sclerosis and Crohn's Disease. The companies expect to initiate Phase 3 clinical studies of Antegren(R) in both of these diseases in 2001.


     ADENOSINE A1 RECEPTOR ANTAGONISTS

     In March 1997, Biogen entered into a research collaboration and license agreement with CV Therapeutics, Inc. ("CVT") pursuant to which the Company obtained rights under CVT's patents and know-how to develop and market molecules that act as highly selective antagonists of the adenosine A1 receptor. The adenosine A1 receptor is expressed principally in the heart, brain and kidney, and in the kidney mediates vasoconstriction, renal function and reabsorption of fluids. Biogen is developing small molecule adenosine A1 receptor antagonists as a potential treatment for congestive heart failure. Congestive heart failure is a chronic progressive disease that affects four to five million people in the United States. Patients with the disease experience both a chronic course as well as acute episodes of heart failure that usually require hospitalization. Reduction in kidney function and the formation of edema, or fluid retention, in lungs and extremities are significant symptoms of chronic heart failure, leading to increased morbidity, hospitalization and death. In early 2000, Biogen announced that it had successfully completed a Phase 2 study of a proof-of-concept adenosine A1 receptor antagonist molecule in patients with moderate to severe congestive heat failure. Since then, the Company has been working on the development of a possible commercial compound and anticipates commencing a Phase 1 study with the commercial compound in 2001 in both oral and intravenous forms.

     LT-BETA RECEPTOR

     The lymphotoxin-beta receptor ("LT-Beta Receptor") pathway is involved in controlling the maintenance of proper immune interactions and the correct positioning of key cell types in the immune system. Both elements are crucial for the immune system to function properly. The LT-Beta Receptor pathway serves as a novel access point to modulate autoimmune disease. Biogen is developing its LT-Beta Receptor Ig fusion protein as a potential treatment for certain autoimmune diseases via various routes of administration and completed dosing in healthy patients for Phase 1 safety studies in March, 2001.

     GENE THERAPY

     In August 2000, the Company entered into a collaborative research agreement with Targeted Genetics Corporation, successor in interest to Genovo, Inc. ("Genovo") continuing Biogen's agreement with Genovo for the development of certain human gene therapy treatments.

     OTHER RESEARCH PROGRAMS

     Biogen's research strategy is to direct its efforts toward finding therapeutics in four major research focus areas: fibrosis, oncology, immunomodulation, and neurodegeneration. The Company believes that this focused research effort along with the leveraging of its traditional strengths in biologics research, protein chemistry and protein manufacturing will allow the Company to be in a position to capitalize on the potential of the genomics era. The Company is exploring the use of functional genomics tools and technology to find novel therapeutics through its collaborations with Eos Biotechnology, Inc., Lexicon Genetics Incorporated, MorphoSys AG, Gene Logic, Inc., Incyte Genomics, Inc. and Genetica Incorporated. As part of its further research efforts, Biogen is also exploring the use of growth factors to prevent or treat the degeneration of organs following damage and investigating new ways to modify immune responses more specifically in order to treat diseases of the immune system.

     RESEARCH AND DEVELOPMENT COSTS

     For the years ended December 31, 2000, 1999 and 1998, Biogen's research and development costs were approximately $302.8 million, $221.2 million and $177.2 million, respectively.

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

     For a detailed discussion of the risks associated with the Company's drug development and commercialization program, see the Company's 2000 Annual Report to Shareholders --- "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Outlook," which is incorporated herein by reference under Item 7 hereof.

PRINCIPAL PRODUCTS BEING MARKETED OR DEVELOPED BY BIOGEN'S  LICENSEES

     ALPHA INTERFERON

     Alpha interferon is a naturally occurring protein produced by normal white blood cells. Biogen has been granted patents covering the production of alpha interferon through recombinant DNA techniques. See "Patents and Other Proprietary Rights." Biogen's worldwide licensee for recombinant alpha interferon, Schering-Plough Corporation ("Schering-Plough"), first began commercial sales of its INTRON(R) A brand of alpha interferon in the United States in 1986 for hairy-cell leukemia. Schering-Plough now sells INTRON(R) A worldwide for as many as 16 indications. The United States Food and Drug Administration (the "FDA") has approved INTRON(R) A for the treatment of chronic hepatitis B and hepatitis C, hairy-cell leukemia, AIDS-related Kaposi's sarcoma, condylomata acuminata, for injection as an adjuvant treatment to surgery in patients at high risk for systemic recurrence of malignant melanoma, and for use in conjunction with anthracycline-containing combination chemotherapy for the initial treatment of patients with clinically aggressive non-Hodgkin's lymphoma. Schering-Plough also sells alpha interferon in two other forms, REBETRON(R), a combination product containing INTRON(R) A and REBETROL(R) (ribavirin, USP capsules) and PEG-INTRON(R), a pegylated form of alpha interferon recently approved by the FDA and approved in May 2000 by European Union regulatory authorities for use in the treatment of hepatitis C.

     Royalties from Schering-Plough on sales of INTRON(R) A accounted for approximately 10%, 13% and 16% of Biogen's revenues in 2000, 1999 and 1998, respectively.

     For a discussion of the length of Schering-Plough's royalty obligation to Biogen on sales of alpha interferon products and a current dispute with Schering-Plough related to royalty amounts, see "Patents and Other Proprietary Rights - Recombinant Alpha Interferon."

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

     GlaxoSmithKline plc ("SmithKline") and Merck and Co, Inc. ("Merck") are the two major worldwide marketers of hepatitis B vaccines. Biogen has licensed to SmithKline exclusive rights under Biogen's hepatitis B patents to market hepatitis B vaccines in the major countries of the world, excluding Japan. SmithKline currently pays Biogen royalties based on sales of SmithKline's vaccine in the United States and in over 15 other countries. In 1990, SmithKline and Biogen entered into a sublicense arrangement with Merck under which Biogen currently receives royalties. Biogen has also licensed rights relating to hepatitis B vaccines under its hepatitis B patents to Merck and The Green Cross Corporation on a non-exclusive basis in Japan.

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

     In March 1997, Biogen granted to The Medicines Company ("TMC") exclusive worldwide rights to develop and market Biogen's bivalirudin product, a direct thrombin inhibitor now known as ANGIOMAX(TM). Biogen will receive milestone and royalty payments from TMC if TMC is successful in its efforts to develop and commercialize the drug. In December 2000, TMC received clearance from the FDA to market and sell ANGIOMAX(TM) in the United States for use as an anticoagulant in patients undergoing coronary angioplasty. TMC currently markets ANGIOMAX(TM) in New Zealand for this use. In Europe, the filing for marketing approval of ANGIOMAX(TM) is under regulatory review by the European Agency for the Evaluation of Medicinal Products.

     Financial information about foreign operations and export sales is included in the Company's 2000 Annual Report to Shareholders --- Notes to Consolidated Financial Statements --- Note 11, incorporated herein by reference under Item 8 hereof.

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

     RECOMBINANT ALPHA INTERFERON

     Biogen has obtained approximately 67 patents in countries around the world, including the United States and numerous other countries, covering the production of recombinant alpha interferons. Biogen has granted an exclusive worldwide license to Schering-Plough under Biogen's alpha interferon patents, and receives royalties from Schering-Plough on sales of its brands of alpha interferon, including INTRON(R) A. See "Principal Products Being Marketed or Developed by Biogen's Licensees - Alpha Interferon". Many of Biogen's alpha interferon patents have recently expired or will expire during 2001. Schering-Plough's royalty obligation to Biogen on sales of INTRON(R) A in Japan and Europe terminated upon expiration of Biogen's alpha interferon patent in such territories in January 2001, except in France and Italy where Biogen has obtained supplementary protection certificates extending the coverage in France until 2003 and in Italy until 2007.

     In December 1996, Schering-Plough filed suit in its own name, as Biogen's exclusive licensee, against Amgen, Inc. ("Amgen") to enforce Biogen's United States alpha interferon patent claiming it to be infringed by Amgen's consensus interferon product known as Infergen(R). In July 1998, the United States District Court for the District of Delaware construed the claims of the patent narrowly, which precluded finding Amgen's consensus interferon product to be an infringing product. Schering-Plough appealed the 1998 ruling and in a ruling by the Court of Appeals for the Federal Circuit in August 2000, the District Court's narrow claim construction was affirmed, resulting in a determination that Amgen's consensus interferon product did not infringe the Biogen patent.

     Schering-Plough has taken the position that as a result of the Court of Appeal's decision in the Amgen case narrowing the scope of Biogen's United States alpha interferon patent, the patent no longer covers Schering-Plough's alpha interferon product, and that, as a result, Schering-Plough no longer has an obligation to pay royalties under that patent on sales of its alpha interferon products in the United

States. Until January 2001 when Biogen's EU patent expired, Schering-Plough continued to pay royalties on sales of INTRON(R) A in the United States based on the manufacture of the product in the EU. The dispute related to the impact of the Amgen decision on Schering-Plough's royalty obligation does not affect its obligation to pay royalties on U.S. sales of its alpha interferon products after July 2002. In consideration of assignment to Schering-Plough by Biogen of a Biogen patent application claiming recombinant mature human alpha interferon, Schering-Plough has agreed to pay to Biogen certain sums on sales by Schering-Plough of alpha interferon products in the United States from the date when Biogen's existing United States alpha interferon patent expires (i.e., July
2002) until expiration of an alpha interferon patent expected to be issued to Hoffman-LaRoche Inc. ("Roche") and Genentech, Inc. ("Genentech"). The Roche/Genentech patent was the subject of a lawsuit brought by Biogen which was ultimately settled. Schering-Plough entered into an agreement with Roche as part of the settlement of the matter. Biogen is currently in discussions with Schering-Plough to work to resolve the twelve to eighteen month royalty issue and to resolve claims by Biogen related to underpayment of royalties by Schering- Plough.

     RECOMBINANT HEPATITIS B ANTIGENS

     Biogen has obtained numerous patents in countries around the world, including in the United States and in European countries, covering the recombinant production of hepatitis B surface, core and "e" antigens. Biogen has licensed its recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receives royalties on sales of the vaccines and test kits by its licensees. See "Principal Products Being Marketed or Developed by Biogen's Licensees - Hepatitis B Vaccines and Diagnostics." The obligation of SmithKline and Merck to pay royalties on sales of hepatitis B vaccines and the obligation of Biogen's other licensees under its hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of Biogen's hepatitis B patents in each licensed country. Biogen's existing United States hepatitis B patent will expire in 2004. Biogen's European hepatitis B patents expired at the end of 1999, except in those countries in which Biogen has obtained supplementary protection certificates. To date, Biogen has received supplementary protection certificates in Austria, Belgium, France, Great Britain, Ireland, Italy, Luxembourg, The Netherlands, Sweden and Switzerland, and has a number of granted or pending registrations of the Great Britain supplementary protection certificates in various British Territories. The additional coverage afforded by the supplementary protection certificates, or related registrations, ranges from two to eight years.

     RECOMBINANT BETA INTERFERON

     In 1997, the Technical Board of Appeal of the European Patent Office revoked Biogen's European patent covering the production of recombinant beta interferon. Biogen appealed the decision, but a recent decision in another case denied that such a right of appeal exists. Consequently, Biogen's appeal stands dismissed and the patent stands revoked. Biogen had sued InterPharm Laboratories Ltd. ("InterPharm"), an affiliate of Ares Serono, S.A. ("Serono"), and related defendants under a related Israeli patent claiming that the manufacture by InterPharm of Serono's Rebif(R) (Interferon Beta-1a) infringes Biogen's Israeli patent. In October 2000, Biogen reached a settlement with the defendants and the case was dismissed in Israel. In Germany, a patent with similar claims was the subject of a nullity proceeding instituted by Schering AG in the German Federal Patent Court. In March 1998, the German Federal Patent Court upheld the German patent but with substantially narrower claims. Biogen has appealed the decision but does not anticipate any decision until sometime during 2002.

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

     On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent (U.S. Patent No. 5,376,567) in the United States in the production AVONEX(R). In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex sought a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. A hearing on the parties' summary judgment motions in the case was completed in March 2000. In September 2000, the District Court rendered final judgment in favor of Biogen and against Berlex determining that Biogen's production of AVONEX(R) did not infringe any of the claims of the Berlex patents. Berlex has appealed this decision to the Court of Appeals for the Federal Circuit, and the parties are in the process of briefing the matter for oral argument before the court. For a further discussion, see Item 3 hereof - Legal Proceedings, and the Company's 2000 Annual Report to Shareholders --- Notes to Consolidated Financial Statements --- Note 9, incorporated herein by reference under Item 8 hereof.

     In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office opposing a European patent (the "Rentschler I Patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision revoking the Rentschler I Patent. Rentschler appealed that decision. An oral hearing on the appeal took place in December 2000. At the oral hearing in order to gain reinstatment of the patent, Rentschler narrowed the patent claims so as to claim only a specific cell line. Biogen does not use the specific cell line now claimed. On October 13, 1998, the Company filed another opposition with the Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the "Rentschler II Patent") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. The parties are in the process of filing further evidence and arguments with the European Oppositon Division. A decision on the Rentschler II Patent has not been issued to date. For a more detailed discussion, see the Company's 2000 Annual Report to Shareholders --- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Matters" incorporated herein by reference under Item 7 hereof.


     OTHER PATENTS

     In March 1995, Biogen filed suit in the U.S. District Court for the District of Massachusetts seeking to enjoin Amgen from manufacturing and selling its Neupogen(R) human granulocyte colony stimulating factor in the United States and asking for damages for infringing activities. Biogen believes that to make Neupogen(R) Amgen uses technology claimed in certain of Biogen's gene expression patents. In 1998, the court interpreted the broad vector claim of one of the Biogen patents in such a way as to preclude Amgen's literal infringement of the claim. Amgen thereafter filed a motion for summary judgment based on the court's 1998 claim construction as well as a motion for a declaration of noninfringement under the doctrine of equivalents. The matter was argued to the court in November 1999 and the Court issued a decision in September 2000 allowing Amgen's motions for a declaration of noninfringement. Amgen made a motion asking the court to apply its decisions with respect to noninfringement to the remaining Biogen patents in suit and arguing that Biogen may not assert infringement under the doctrine of equivalents as a result of arguments Biogen made in obtaining the patent. On March 1, 2001, the court ruled in favor of Amgen with respect to one of the patents in the suit and ordered a hearing on Amgen's arguments with respect to the remaining patents in the suit. Biogen intends to seek reconsideration of the court's ruling.

     In July 1997, Biogen filed suit in the U.S. District Court for the District of Massachusetts to enjoin Amgen from manufacturing and selling its Infergen(R) consensus interferon in the United States and asking for damages for infringing activities. Biogen believes that to make Infergen(R) Amgen uses technology claimed in certain of Biogen's gene expression patents. Biogen's request to have the case consolidated with the Neupogen(R) suit was denied by the court. The case has been stayed pending resolution of the Biogen suit pertaining to Neupogen(R). In the court's March 1, 2001 decision in the Neupogen(R) suit, the court ordered a hearing on Amgen's contention that the court's ruling in the Neupogen(R) suit compels dismissal of the Infergen(R) suit. In 1994, Biogen granted Eli Lilly and Company ("Lilly") a non-exclusive license under the same patents for gene expression involved in the Amgen case. Under the license, Biogen has received royalties from Lilly since 1994 on products which use the patented vectors and methods. Based on the court's claims construction decision in the Amgen case, Lilly recently has notified Biogen that Lilly believes that it no longer owes royalties to Biogen under the agreement on any of its products. Biogen's European patent relating to gene expression was opposed by Biotechnology General Corp. in December 1993. A hearing was held by the Opposition Division of the European Patent Office in March 1996. In March 1997, the Opposition Division decided to revoke Biogen's patent. Biogen appealed the decision and a hearing is scheduled on Biogen's appeal in June 2001. Biogen successfully defended a similar opposition against issuance of a counterpart patent in Japan.

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

     Biogen believes that competition and leadership in the industry will be based on managerial and technological superiority and establishing proprietary positions through research and development. Leadership in the industry may also be influenced significantly by patents and other forms of protection of proprietary information. See "Patents and Other Proprietary Rights". A key aspect of such competition is recruiting and retaining qualified scientists and technicians. Biogen believes that it has been successful in attracting skilled and experienced scientific personnel. The achievement of a leadership position depends largely upon Biogen's continued ability to attract and retain skilled and experienced personnel, its ability to identify and exploit commercially the products resulting from research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing.

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

     AVONEX(R) (INTERFERON BETA - 1a)

     As a treatment for multiple sclerosis, AVONEX(R) competes with interferon beta-1b which is sold in the United States under the brand name Betaseron(R) by Berlex Laboratories, a United States affiliate of Schering AG, and is sold in Europe under the brand name Betaferon(R) by Schering AG. AVONEX(R) also faces competition from Copaxone(R) glatiramer acetate (also known as copolymer-1). In the United States, Copaxone(R) is marketed by a partnership between Teva Pharmaceutical Industries, Ltd. and Hoechst Marion Roussel, Inc. In most countries outside of the United States, AVONEX(R) also competes with Rebif(R), a recombinant interferon beta-1a product sold by Serono. In response to an application from Serono for approval of Rebif(R) in the United States for relapsing multiple sclerosis, the FDA, in March 1999, upheld its earlier ruling that, based on the data from existing clinical trials, Serono cannot market Rebif(R) in the United States for relapsing multiple sclerosis while the orphan drug status afforded to AVONEX(R) and Betaseron(R) for that indication is still in effect. AVONEX(R)'s orphan drug status for relapsing forms of the disease expires in 2003. The ruling by the FDA prompted Serono in 2000 to initiate a 12-month head-to-head study of Rebif(R) and AVONEX(R) to determine if Serono can show whether Rebif(R) is clinically superior to AVONEX(R). If positive, Serono will most likely use the results of this study in its attempts to overcome the orphan drug status of AVONEX(R) and to get Rebif(R) approved in the United States before 2003. Biogen expects Serono to release the results of the study in the third quarter of 2001. AVONEX(R) also competes in the United States with Novantrone(R) (mitoxantrone for injection) which is produced and marketed by Immunex Corporation, a majority-owned subsidiary of American Home Products Corporation. Novantrone(R) is approved for use in patients with clinically worsening forms of relapsing-remitting and secondary progressive multiple sclerosis.

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

EMPLOYEES

     At December 31, 2000, Biogen employed 1,475 full-time employees worldwide, of whom 1,217 were located in the United States. Of the 1,475 employees, 424 were engaged in, or directly supported, research, including medical research, 454 were involved in, or directly supported, manufacturing, product and process development, and quality assurance/quality control, and 291 were involved in sales and marketing. In addition, Biogen maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States, including the ten outside members of its Scientific Board.

ITEM 2 - PROPERTIES

     Biogen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in Cambridge, Massachusetts. The Company owns a 150,000 square foot building in Cambridge that houses laboratories and office space. The Company also leases a total of approximately 482,987 square feet of additional office, manufacturing, and research and development space in all or part of six other buildings in Cambridge, consisting of: a 67,362 square foot building housing manufacturing facilities, laboratories and office space; a building with 65,792 square feet of space containing laboratories, purification and aseptic bottling facilities, and office space; a multi-tenant building where the Company leases approximately 156,069 square feet of office space; a 17,000 square foot building housing office space and distribution facilities; a 24,100 square foot warehouse facility; and a 152,164 square foot office building. The lease expiration dates for the leased sites range from 2002 to 2015. In February 2001, Biogen completed construction of a new 224,000 square foot facility in Cambridge primarily to house research and development and process development operations. The Company also has development options for additional property in Cambridge.

     In addition to its Cambridge facilities, the Company has a 100,000 square foot biologics manufacturing facility in Research Triangle Park, North Carolina. The Company uses the Research Triangle Park facility as a site for the manufacture of AVONEX(R). In 1999, the Company commenced construction of a 250,000 square foot addition to the Research Triangle Park facility to add large scale cell culture manufacturing capacity which it expects to complete in the first half of 2001. In addition, in 2000, the Company commenced construction at the Research Triangle Park location of a 150,000 square foot office and laboratory facility.

     Biogen financed construction of the buildings which it owns in Cambridge, Massachusetts and Research Triangle Park, North Carolina with term loans. The loans are secured by the buildings. See the Company's 2000 Annual Report to Shareholders --- "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference under Item 7 hereof.

     The Company's European headquarters consists of 4,150 square meters of office space in a multi-tenant building in Nanterre, France and the company is currently negotiating for an additional 1,500 square meters. The lease for the Nanterre space terminates in 2008 with Biogen having the right to terminate the lease earlier under specified circumstances. The Company also leases 2,250 square meters of office and manufacturing space in The Netherlands, 1,400 square meters of office space in Germany, of which 450 square meters is subleased to a third party through the second quarter of 2001, 800 square meters of office space in England, 450 square meters of office space in Denmark and small offices in Austria, Canada, Finland, Norway and Sweden.

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

ITEM 3 - LEGAL PROCEEDINGS

     On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent (U.S. Patent No. 5,376,567) in the United States in the production of AVONEX(R). In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex sought a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. A hearing on the parties' summary judgment motions in the case was completed in March 2000. In September 2000, the District Court rendered final judgment in favor of Biogen and against Berlex determining that Biogen's production of AVONEX(R) did not infringe any of the claims of the Berlex patents. Berlex has appealed this decision with the Court of Appeals for the Federal Circuit and the parties are in the process of briefing the appeal for oral argument. An unfavorable ruling on appeal would result in the case being remanded to the District Court for trial. If Berlex were to be successful in its appeal and the case were to be remanded, an unfavorable ruling in the remanded case could have a material adverse effect on the Company's results of operations and financial position. The Company believes that the decision of the District Court that Biogen does not infringe the Berlex patents is sound, but the ultimate outcome of the appeal is not currently determinable. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

     For a description of legal proceedings relating to certain patent rights, see Item 1 hereof, "Business - Patents and Other Proprietary Rights."


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of each executive officer of the Company, their respective age as of December 31, 2000 and their principal positions with the Company. Officers are elected and may be removed by the Board of Directors.


Name                           Age          Positions
----                           ---          ---------

James L. Vincent...........    61           Chairman of the Board of Directors

James C. Mullen............    42           President, Chief Executive Officer and Director

Burt A. Adelman............    48           Vice President - Medical Research

Cornelis "Kees" Been.......    42           Vice President - Business and Market Development

Thomas J. Bucknum..........    54           Vice President - General Counsel, Secretary and Clerk

Frank A. Burke, Jr.........    57           Vice President - Human Resources

Nadine D. Cohen............    51           Vice President - Regulatory Affairs

Michael Gilman ............    45           Vice President - Research

Sylvie L. Gregoire.........    39           Vice President - Manufacturing

Robert A. Hamm.............    49           Vice President - Sales and Marketing

Peter N. Kellogg ..........    44           Vice President - Finance and Chief Financial Officer

Mark W. Leuchtenberger.....    44           Vice President - International

Toshio Nakata..............    57           President - Biogen Japan, Ltd.,
                                            Vice President - Japan, Asia and Oceana

John W. Palmer.............    49           Vice President - Program Management

David D. Pendergast........    52           Vice President - Product Development and Quality Assurance

Patrick J. Purcell.........    40           Vice President - Information Systems and Chief Information
                                            Officer

The background of these officers is as follows:

     James L. Vincent has been Chairman of the Board of Directors since October 1985. Mr. Vincent served as Chief Executive Officer from December 1998 to June 2000. He previously served as Chief

Executive Officer of the Company from October 1985 until February 1997. He served in the additional capacities of Chief Operating Officer and President from April 1988 until February 1994. Before joining Biogen, Mr. Vincent served as Group Vice President, Allied Corporation and as President, Allied Health & Scientific Products Company, a subsidiary of Allied Corporation. Before joining Allied Corporation, Mr. Vincent was with Abbott Laboratories, Inc. where he served in various capacities, including Executive Vice President, Chief Operating Officer and Director of the parent corporation.

     James C. Mullen was appointed President and Chief Executive Officer in June 2000 after serving as President and Chief Operating Officer since January 1999. He was appointed as a Director of the Company in April 1999. Mr. Mullen previously served as Vice President - International from August 1996 until January 1999, and Vice President - Operations from December 1991 until August 1996 and served as Senior Director - Operations from February 1991 to December 1991. Mr. Mullen joined the Company in 1989. Before coming to Biogen, Mr. Mullen held various positions of responsibility from 1984 through 1988 at SmithKline-Beckman Corporation (now GlaxoSmithKline plc), including Director, Engineering, SmithKline and French Laboratories, Worldwide.

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

     Cornelis "Kees" Been was appointed Vice President - Business and Market Development in August 1999. Prior to joining the Company, Mr. Been held a variety of management positions from 1996 until April 1999 with Monsanto Life Sciences, most recently as Vice President - Global Strategy. From 1988 through 1995, Mr. Been worked at Gemini Consulting, where his positions included Vice President, responsible for building Gemini's pharmaceuticals practice. Mr. Been began his career in 1983 as a Trade and Licensing Manager with Biogen, based in Geneva, Switzerland.

     Thomas J. Bucknum was appointed Vice President - General Counsel, Secretary and Clerk in July 1999, after serving as the Company's Chief Corporate Counsel since 1996. Prior to joining the Company, Mr. Bucknum was Senior Vice President and General Counsel of DuPont Merck Pharmaceutical Company from 1990 to 1995 with responsibility for legal, government and public affairs matters. Prior to joining DuPont Merck, Mr. Bucknum held a number of domestic and international positions with E.I. DuPont de Nemours & Company, Inc in the legal, marketing and regulatory affairs departments.

     Frank A. Burke, Jr., was appointed Vice President - Human Resources in May 1986 after serving for 12 years in various human resource management positions at Allied-Signal, Inc., including Director of Compensation and Employee Benefits of the Engineered Materials Sector.

     Nadine D. Cohen, Ph.D., was appointed Vice President - Regulatory Affairs in October 2000 after serving as Director of Regulatory Affairs since September 1999. Dr. Cohen joined Biogen in 1999 from the Massachusetts Biologics Laboratories, where she was Senior Director of Quality Control and Technical Services. Prior to that, she was Vice President of Regulatory Affairs and Quality at Alpha Beta Technology, Inc.

     Michael Gilman, Ph.D., was appointed Vice President - Research in April 2000. Dr. Gilman joined Biogen in 1999 as Director, Molecular Biology from ARIAD Pharmaceuticals, Inc., where he served as Executive Vice President and Chief Scientific Officer. From 1986-1994, Dr. Gilman worked at Cold Spring Harbor Laboratory.

     Sylvie L. Gregoire, Pharm.D., was appointed Vice President - Manufacturing in October 2000 after serving as Vice President - Regulatory Affairs from January 1999 to October 2000. From July 1998 to January 1999, Dr. Gregoire was the Program Executive for the Company's LT-Beta Receptor program and from 1995 until July 1998, served as Director, European Regulatory Affairs of the Company. Prior to joining Biogen, Dr. Gregoire was Associate Director of European Regulatory Affairs for Merck Sharp and Dohme (Europe) Inc. from 1991 until the end of 1994.

     Robert A. Hamm was appointed Vice President - Sales and Marketing in October 2000 after serving as Vice President - Manufacturing from June 1999 to October 2000. Mr. Hamm served as Director, Northern Europe and Distributors of the Company from November 1996 until June 1999 and as the Company's Associate Director, Logistics from April 1994 until November 1996. From 1987 until April 1994, Mr. Hamm held a variety of management positions at Syntex Laboratories Corporation, including Director of Operations and New Product Planning, and Manager of Materials, Logistics and Contract Manufacturing.

     Peter N. Kellogg was appointed Vice President - Finance and Chief Financial Officer in July 2000. Mr. Kellogg joined Biogen from PepsiCo where from 1987 to 2000, he served in a variety of senior financial, international and general management positions, including Senior Vice President, PepsiCo. E-Commerce from March to July 2000. From March 1998 to March 2000, he served as Senior Vice President and Chief Financial Officer, Frito-Lay International; from November 1996 to March 1998 as Vice President and Chief Financial Officer, Frito-Lay Latin America; from March 1994 to November 1996 as Vice President and Chief Financial Officer, Central/Eastern Europe and Russia, Pepsi-Cola International; and from February 1993 through March 1994 as Vice President and General Manager-Pepsi, South Franchise Business Unit. Prior to joining PepsiCo, Mr. Kellogg was a senior consultant with Booz Allen & Hamilton and Arthur Andersen & Co.

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

     Toshio Nakata was appointed President - Biogen Japan, Ltd. and Vice President - Japan, Asia and Oceana in October 2000. Mr. Nakata joined Biogen from Mitsui & Co., Ltd. where he served as: Associate Director and General Manager of the Global Environment Department, Corporate Planning Division, from January 2000 to October 2000; General Manager of New Business and Technology Development Department and Global Environment Department, Corporate Planning Division, from April 1997 to January 2000; and General Manager of Technology Planning and Development

Department and Global Environment Department, Corporate Planning Division, from May 1994 to April 1997.

     John W. Palmer was appointed as Vice President - Program Management in May 2000, after serving as Program Executive for Biogen's Adensoine A1 antagonist program since 1997. From 1993 until 1997, Mr. Palmer was the Company's Director of Operations, and from 1989 until 1993 served as Director of Marketing and Business Development. Prior to joining Biogen, Mr. Palmer was a Marketing and Business Development Director at General Foods Corporation. He was also previously Founder, President and Chief Operating Officer of Caribbean Emergency Medical Air Transport, Inc., a novel air ambulance service operating throughout the Caribbean market, and a managing consultant with Strategic Planning Associates in Washington, D.C.

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

     Patrick J. Purcell was appointed Vice President - Information Systems and Chief Information Officer in February 2000. Mr. Purcell joins Biogen from Sprint PCS, where he worked from 1992 to 2000 in a variety of finance and information technology management capacities, most recently serving as Vice President, IT Planning, Resource & Performance Management. Prior to joining Sprint, Mr. Purcell worked at Deloitte & Touche Management Consulting from 1988 to 1992, as a consulting manager with primary focus on business and financial planning, financing and operations analysis, and change management in a variety of industries.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Market for Securities" in the Company's 2000 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The section entitled "Selected Financial Data" in the Company's 2000 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Market Risk" in the Company's 2000 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The sections entitled "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Company's 2000 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 2001, are hereby incorporated herein by reference.

     Information concerning the Company's Executive Officers is set forth in
Item 4 of Part I of this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

     The sections entitled "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 2001, are hereby incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Share Ownership" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 2001, is hereby incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Executive Compensation - Employment Arrangements with the Company and Certain Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 2001, is hereby incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

         (1) The Company's Financial Statements are incorporated herein by reference from the Company's 2000 Annual Report to Shareholders attached hereto as Exhibit 13. The specific items and the locations of such items are set forth below:

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

Notes to Consolidated Financial Statements              Annual Report under the caption "Biogen,
                                                        Inc. and Subsidiaries Notes to Consolidated
                                                        Financial Statements."

Report of Independent Accountants                       Annual Report under the caption "Report of
                                                        Independent Accountants."

     With the exception of the portions of the Company's 2000 Annual Report to Shareholders specifically incorporated herein by reference, such report shall not be deemed filed as part of this Annual Report on Form 10-K.

     (2) The Company's Financial Statement Schedules, as required by Item 8 of this Form 10-K, are incorporated herein by reference from the Company's 2000 Annual Report to Shareholders attached hereto as Exhibit 13. A list of such Financial Statement Schedules is set forth below:

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

(10.22) Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982 (o)

(10.23) Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982 (o)

(10.24) Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Realty Limited Partnership (i)

(10.25) 1983 Employee Stock Purchase Plan, as amended and restated through September 12, 1997 (o)**

(10.26) 1982 Incentive Stock Option Plan, as amended through June 15, 2000 and restated, with form of Option Agreement (s)**

(10.27) 1985 Non-Qualified Stock Option Plan, as amended through June 15, 2000 and restated (s)**

(10.28) 1987 Scientific Board Stock Option Plan, as amended through June 15, 2000 and restated (s)**

(10.29)        Voluntary Executive Supplemental Savings Plan (k)**

(10.30) Amendment No. 1 dated April 25, 1997 to Voluntary Executive Supplemental Savings Plan (o)**

(10.31) Amendment No. 2 dated March 11, 1998 to Voluntary Executive Supplemental Savings Plan (q)**

(10.32) Amendment No. 3 dated September 27, 1999 to Voluntary Executive Supplemental Savings Plan (r) **

(10.33) Amendment No. 4 dated December 13, 1999 to Voluntary Executive Supplemental Savings Plan (r)**

(10.34)        Amended and Restated Supplemental Executive Retirement Plan (o)**

(10.35) Amendment No. 1 dated September 27, 1999 to Amended and Restated Supplemental Executive Retirement Plan (r), **

(10.36)        Voluntary Board of Directors Savings Plan  (k)**

(10.37) Amendment No. 1 dated April 25, 1997 to Voluntary Board of Directors Savings Plan (o)**

(10.38) Amendment No. 2 dated March 11, 1998 to Voluntary Board of Directors Savings Plan (q)**

(10.39) Amendment No. 3 dated September 27, 1999 to Voluntary Board of Directors Savings Plan (r)**

(10.40) Amendment No. 4 dated December 13, 1999 to Voluntary Board of Directors Savings Plan (r)**

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

(10.48) Supplemental Amendment and Agreement dated as of March 1, 1994 between the Registrant and Schering Corporation (j)

(10.49) Agreement and Amendment between the Registrant and Schering Corporation dated May 1, 1998 (p)

(10.50) Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated March 10, 2000 * **

(10.51)        Letter regarding employment of James C. Mullen dated March 18,
               1993 (r)**

(10.52) Letter amending employment arrangement between the Registrant and James C. Mullen dated January 7, 1999 (r)**

(10.53) Letter regarding employment of Burt Adelman, M.D. dated April 2, 1996 (r)**

(10.54) Letter regarding employment of Mark Leuchtenberger dated November 14, 1996 (r)**

(10.55) Letter agreement amending employment arrangement between the Registrant and Mark Leuchtenberger dated May 12, 1999 (r)**

(10.56)        Letter regarding employment of Thomas J. Bucknum, dated June 11,
               1999 * **

(10.57) Letter agreement regarding employment arrangement between the Registrant and Cornelis Been, dated July 19, 1999 * **

(10.58) Letter amending employment arrangement between the Registrant and James C. Mullen, dated May 3, 2000 * **

(13) Incorporated portions of the Registrant's Financial Statements from its 2000 Annual Report to Shareholders *

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

     (r) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-k for the fiscal year ended December 31, 1999, File No. 0-12042, and incorporated herein by reference

     *  Filed herewith

     ** Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.

By:       /s/ James C. Mullen
    ------------------------------------
      James C. Mullen, President and
      Chief Executive Officer

Dated March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                     TITLE                                       DATE
----------                     -----                                       ----
/s/ James C. Mullen            President, Chief Executive                  March 30, 2001
---------------------------    Officer and Director
James C. Mullen                (principal executive officer)


/s/ James L. Vincent           Chairman of the Board of                    March 30, 2001
---------------------------    Directors
James L. Vincent


/s/ Peter N. Kellogg           Vice President - Finance and Chief          March 30, 2001
---------------------------    Financial Officer (principal
Peter N. Kellogg               financial and accounting officer)


/s/ Alan Belzer                Director                                    March 30, 2001
---------------------------
Alan Belzer

/s/ Harold W. Buirkle          Director                                    March 30, 2001
---------------------------
Harold W. Buirkle

/s/ Mary L. Good               Director                                    March 30, 2001
---------------------------
Mary L. Good

/s/ Thomas F. Keller           Director                                    March 30, 2001
---------------------------
Thomas F. Keller

/s/ Roger H. Morley            Director                                    March 30, 2001
---------------------------
Roger H. Morley

/s/ Kenneth Murray             Director                                    March 30, 2001
---------------------------
Kenneth Murray

/s/ Phillip A. Sharp           Director                                    March 30, 2001
---------------------------
Phillip A. Sharp

/s/ Alan K. Simpson            Director                                    March 30, 2001
---------------------------
Alan K. Simpson

/s/ James W. Stevens           Director                                    March 30, 2001
---------------------------
James W. Stevens

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------


(13) Incorporated portions of the Registrant's Financial Statements from its 1999 Annual Report to Shareholders

(21)           Subsidiaries of the Registrant

(23)           Consent of PricewaterhouseCoopers LLP

(10.50) Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated March 10, 2000

(10.56)        Letter regarding employment of Thomas J. Bucknum, dated June 11,
               1999

(10.57) Letter agreement regarding employment arrangement between the Registrant and Cornelis Been, dated July 19, 1999

(10.58) Letter amending employment arrangement between the Registrant and James C. Mullen, dated May 3, 2000