Form 10-Q
period 2001-03-31
BIOGEN INC
filed 2001-05-15
CIK 714655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



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

                              Yes [X]           No [ ]

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of April 30, 2001 was 148,627,468 shares.

                                  BIOGEN, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                         PAGE NUMBER
Condensed Consolidated Statements of Income - Three months ended March 31, 2001 and 2000                    3

Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                                4

Condensed Consolidated Statements of Cash Flows -
    Three months ended March 31, 2001 and 2000                                                              5

Notes to Condensed Consolidated Financial Statements                                                        6

Management's Discussion and Analysis of Financial Condition and Results of Operations                       10

PART II - OTHER INFORMATION                                                                                 15


         Note concerning trademarks: AVONEX(R) is a registered trademark of Biogen, Inc.

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                       Three Months Ended
                                                           March 31,
                                                     2001            2000
                                                   --------         --------
REVENUES:
       Product                                     $219,997         $174,596
       Royalties                                     17,050           42,252
                                                   --------         --------
Total revenues                                      237,047          216,848
                                                   --------         --------
COSTS AND EXPENSES:

       Cost of revenues                              29,146           28,623
       Research and development                      72,770           63,006
       Selling, general and administrative           48,560           41,183
                                                   --------         --------
Total costs and expenses                            150,476          132,812
                                                   --------         --------
Income from operations                               86,571           84,036
Other income, net                                    16,463           99,024
                                                   --------         --------
INCOME BEFORE INCOME TAXES                          103,034          183,060
Income taxes                                         30,911           61,694
                                                   --------         --------
NET INCOME                                         $ 72,123         $121,366
                                                   ========         ========

BASIC EARNINGS PER SHARE                           $   0.49         $   0.81
                                                   ========         ========
DILUTED EARNINGS PER SHARE                         $   0.47         $   0.77
                                                   ========         ========
SHARES USED IN COMPUTING:
Basic earnings per share                            148,188          150,360
                                                   ========         ========
Diluted earnings per share                          153,491          157,712
                                                   ========         ========

            See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       March 31,             December 31,
                                                          2001                 2000
                                                      -----------          -----------
                                                      (unaudited)
ASSETS
Current assets
       Cash and cash equivalents                      $    28,455          $    48,737
       Marketable securities                              719,572              633,675
       Accounts receivable, net                           146,804              143,178
       Deferred tax assets                                 48,476               40,047
       Other current assets                                61,565               62,634
                                                      -----------          -----------
       Total current assets                             1,004,872              928,271
                                                      -----------          -----------
Property, plant and equipment
       Cost                                               573,625              537,072
       Less accumulated depreciation                      145,000              136,643
                                                      -----------          -----------
       Property, plant and equipment, net                 428,625              400,429
                                                      -----------          -----------
Patents, net                                               13,938               13,510
Marketable securities                                      39,393               71,982
Other assets                                               18,755               17,664
                                                      -----------          -----------
                                                      $ 1,505,583          $ 1,431,856
                                                      ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable                               $    41,707          $    37,869
       Current portion of long-term debt                    4,888                4,888
       Accrued expenses and other                         179,592              178,264
                                                      -----------          -----------
       Total current liabilities                          226,187              221,021
                                                      -----------          -----------
Long-term debt, less current portion                       46,380               47,185
Other long-term liabilities                                52,659               57,248
Commitments and contingencies                                --                   --

Shareholders' equity
       Common stock                                         1,517                1,517
       Additional paid-in capital                         784,571              772,172
       Retained earnings                                  571,189              543,913
       Accumulated other comprehensive income               6,477               22,376
       Treasury stock, at cost                           (183,397)            (233,576)
                                                      -----------          -----------
Total shareholders' equity                              1,180,357            1,106,402
                                                      -----------          -----------
                                                      $ 1,505,583          $ 1,431,856
                                                      ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                                Three Months Ended
                                                                                    March 31,
                                                                              2001              2000
                                                                           ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                           $  72,123          $ 121,366
      Adjustments to reconcile net income to
         net cash provided from operating activities:
         Depreciation and amortization                                         8,777              8,233
         Deferred income taxes                                                   (70)               273
         Tax benefit of stock options                                         12,224             61,106
         Other                                                                   (66)              (780)
         Gain on sale of non-current marketable securities                    (2,540)           (92,447)
         Changes in:
             Accounts receivable                                              (3,626)             1,869
             Other current and other assets                                    2,851              4,705
             Accounts payable, accrued expense and
                other current and long-term liabilities                         (319)           (25,491)
                                                                           ---------          ---------
         Net cash from operating activities                                   89,354             78,834
                                                                           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of marketable securities                                    (483,159)          (196,483)
      Proceeds from sales and maturities of marketable securities            403,624            229,990
      Proceeds from sales of non-current marketable securities                 2,774             91,958
      Acquisitions of property and equipment                                 (36,553)           (34,653)
      Additions to patents                                                      (848)            (1,249)
                                                                           ---------          ---------
         Net cash from investing activities                                 (114,162)            89,563
                                                                           ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments of long-term debt                                                (805)              (805)
      Purchases of treasury stock                                             (5,047)          (149,470)
      Proceeds from put warrants                                                --                 --
      Issuance of common and treasury stock, related to stock
         option exercises                                                     10,378             26,997
                                                                           ---------          ---------
         Net cash from investing activities                                    4,526           (123,278)
                                                                           ---------          ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         (20,282)            45,119

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                48,737             56,920
                                                                           ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  28,455          $ 102,039
                                                                           =========          =========

            See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Biogen, Inc. and its subsidiaries (the "Company"). The Company's accounting policies are described in the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the three months ended March 31, 2000 have been reclassified to conform to the current period presentation.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method and are included in other current assets. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

                        March 31,      December 31,
(in thousands)           2001             2000
                       ---------------------------
Raw materials           $ 8,104         $ 7,775
Work in process          15,751          17,582
Finished goods           12,701          14,172
                        -------         -------
                        $36,556         $39,529
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

As of March 31, 2001, the Company had $15.8 million outstanding under a floating rate loan secured by one of the Company's laboratory and office buildings in Cambridge, Massachusetts and $35.4 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements at March 31, 2001, representing the cash requirements of the Company to settle the agreements, was approximately $2.6 million. The fair value of the interest rate swap agreements at March 31, 2000, representing the cash the Company would receive to settle the agreements, was approximately $691,000. The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company's interest rate swaps during the three months ended March 31, 2001 or in the comparable period of 2000, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to 9 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at March 31, 2001 was approximately $82.4 million. These contracts had a fair value of approximately $5 million, representing an unrealized gain, and were included in other current assets at March 31, 2001.

For the three months ended March 31, 2001 and 2000, there were no significant amounts recognized in earnings due to hedge ineffectiveness or as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized $3 million of gains in product revenue and $830,000 of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments during the three months ended March 31, 2001. For the three months ended March 31, 2000, the Company recognized a $2.4 million of gains in product revenue and $600,000 of gains in royalty revenue for the settlement of certain cash flow hedge instruments during the period. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

3.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and certain derivative instruments, net of tax. Comprehensive income for the three months ended March 31, 2001 and 2000 was $56.2 million and $100.3 million, respectively.

4.  EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants. Options to purchase approximately 1.9 million shares were outstanding at March 31, 2001 but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. Shares used in calculating basic and diluted earnings per share for the three-month periods ending March 31, are as follows:

(in thousands)                              2001             2000
                                           -------         -------
Weighted average number of shares
      of common stock outstanding          148,188         150,360
Dilutive stock options                       5,303           7,352
                                           -------         -------
Shares used in calculating diluted
     Earnings per share                    153,491         157,712
                                           =======         =======

5.  SHARE REPURCHASE PROGRAM

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time throughout 2001. To enhance the current stock repurchase program, the Company entered into an agreement with an independent third party under which the Company committed to purchase up to 500,000 shares of the Company's stock subject to the terms of the agreement. The Company purchased 76,000 shares through March 31, 2001 at a cost of $5 million. The agreement permits a net share settlement at the Company's option. The stock repurchase program may be discontinued at any time. In November of 2000, the Company completed a previous stock repurchase program. During 2000, the Company repurchased approximately 4.6 million shares of its common stock under this program at a cost of $300.2 million.


6.  OTHER INCOME, NET

Other income, net consists of the following (in thousands):


                                         March 31,
                                ---------------------------
                                   2001              2000
                                --------          --------
Interest income                 $ 11,785          $ 10,737
Interest expense                  (1,039)           (1,108)
Other income                       5,717            89,395
                                --------          --------
Total other income, net         $ 16,463          $ 99,024
                                ========          ========

Other income for the three-months ended March 31, 2001 includes non-recurring gains on the sale of certain non-current marketable securities totaling approximately $2.5 million. Other income for the three-months ended March 31, 2000 includes non-recurring gains on the sale of certain non-current marketable securities totaling approximately $92.4 million.

7.  INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income for the quarters ended March 31, 2001 and 2000 was 30% and 33.7%, respectively. During the quarter ended March 31, 2000, the Company recognized non-recurring gains on the sale of certain non-current marketable securities. Excluding the tax effect on this non-recurring gain, the Company's effective tax rate for the quarter was 30%. The effective tax rate varied from the U.S. statutory rates for the first quarter of 2001 and 2000 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

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

In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the "Rentschler I Patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision to revoke the Rentschler I Patent. Rentschler appealed that decision and an oral hearing on the appeal took place in December 2000. At the oral hearing in order to gain reinstatement of the patent, Rentschler narrowed the patent claims so as to claim only a specific cell line. Biogen does not use the specific cell line now claimed. On October 13, 1998, the Company filed another opposition with the Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the "Rentschler II Patent") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. A hearing on the Company's opposition will likely be held in 2001. While Biogen believes that the Rentschler II Patent will be revoked and that the revocation of the Rentschler I Patent will be upheld on appeal, if either the Rentschler I Patent or the Rentschler II Patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial position.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2001, the Company reported net income of $72.1 million or $0.47 per diluted share as compared to $121.4 million or $0.77 per diluted share for the comparable period of 2000.

Total revenues for the quarter ended March 31, 2001 were $237 million, as compared to $216.8 million in the same period of 2000, an increase of $20.2 million or approximately 9%.

Product revenues in the current quarter were $220 million as compared to $174.6 million for the same period of 2000, an increase of $45.4 million or approximately 26%. Product revenues from AVONEX(R) represent approximately 93% of the Company's total revenues in the current quarter as compared to 81% for the same period of 2000. The growth in the first quarter of 2001 over the comparable period in 2000 is primarily attributable to an increase in the sales volume of AVONEX(R) in the United States and in the fifteen member countries of the European Union ("EU"). AVONEX(R) sales outside of the United States were approximately $58.2 million in the first quarter of 2001 as compared to $48.4 million in 2000.

Revenues from royalties in the period ended March 31, 2001 were $17.1 million, a decrease of $25.2 million or approximately 59.7% as compared to $42.3 million of royalty revenue for the same period in 2000. Revenues from royalties represented approximately 7% of total revenues for the first three months of 2001 as compared to 19% for the same period of 2000. The decrease in royalty revenues in the current quarter over the comparable period in 2000 is primarily the result of reductions attributable to a dispute with Schering-Plough Corporation ("Schering-Plough") over eighteen months of royalties payable by Schering-Plough on U.S. sales of its alpha interferon products, including INTRON(R) A, patent expirations and lower licensee sales.

The Company expects product sales as a percentage of total revenues to continue to increase in the near and long term as the Company continues to market AVONEX(R) worldwide. The Company, however, expects to face increasing competition in the MS marketplace from existing and new MS treatments that may impact sales of AVONEX(R). The Company expects to continue to experience declining royalty revenues as a result of patent expirations. In addition, sales levels of products sold by the Company's licensees may also fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored programs.

COSTS AND EXPENSES

Total costs and expenses for the current quarter of 2001 were $150.5 million as compared to $132.8 million in the same period of 2000, an increase of approximately 13%.

Cost of revenues in the first three months of 2001 totaled $29.1 million, an increase of $500,000 or 2% as compared to the comparable period in 2000. The increase in cost of revenues was attributable to the higher sales volume of AVONEX(R). Included in cost of revenues for the period ended March 31, 2001 and 2000 is $28.3 million and $26 million, respectively, of costs related to product revenues and $838,000 and $2.6 million, respectively, of costs related to royalty revenue. Gross margins on product revenues increased to approximately 87% for the period ended March 31, 2001 compared to 85% in the same period in 2000. Gross margins on royalty revenue increased to approximately 95% for the period ended March 31, 2001 compared to 94% in the same period in 2000. The Company expects that gross margins on royalty revenue will fluctuate in the future based on changes in sales volumes for specific products.

Research and development expenses in the current quarter were $72.8 million, an increase of $9.8 million or 16% as compared to $63 million in the same period of 2000. The increase was primarily due to an increase in clinical trial costs and the costs associated with an increase in the Company's other development efforts related to its ongoing research and development programs. The Company expects that, in the near and long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products, conducts clinical trials of these products and continues work on new formulations and delivery methods for AVONEX(R).

Selling, general and administrative expenses in the first quarter of 2001 were $48.6 million, an increase of $7.4 million or 18% as compared to the same period of 2000. This increase was primarily due to an increase in selling and marketing expenses related to the sale of AVONEX(R). The Company expects that selling, general and administrative expenses will continue to increase in the near term as the Company continues to expand its sales and marketing efforts and organizations necessary to sell AVONEX(R) worldwide.

OTHER INCOME, NET

Other income, net consists primarily of interest income, partially offset by interest expenses and other non-operating income and expenses. Other income, net in the current quarter of 2001 was $16.5 million as compared to $99 million in 2000, a decrease of $82.5 million. Interest income for the first quarter of 2001 was $11.8 million compared to $10.7 million in the same period of 2000, an increase of $1.1 million or 10% due primarily to higher average yields and an increase in funds invested. Other income decreased by $83.7 million in the first three months of 2001 from the same period in 2000, due primarily to the sale of certain non-current marketable securities generating non-recurring gains of approximately $92.4 million in the first quarter of 2000. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates.

INCOME TAXES

Income tax expense as a percentage of pre-tax income for the quarters ended March 31, 2001 and 2000 was 30% and 33.7%, respectively. During the quarter ended March 31, 2000, the Company recognized non-recurring gains on the sale of certain non-current marketable securities totaling approximately $92.4 million. Excluding the tax effect on these non-recurring gains, the Company's effective tax rate for the quarter was 30%. The effective tax rate varied from the U.S. statutory rates for the first quarter of 2001 and 2000 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

FINANCIAL CONDITION

At March 31, 2001, cash, cash equivalents and short-term marketable securities were $748 million compared with $682.4 million at December 31, 2000, an increase of $65.6 million. Working capital increased $71.4 million to $778.7 million. Net cash from operating activities for the period ended March 31, 2001 was $89.4 million compared with $78.8 million for the same period in 2000. Cash outflows from investing activities during the first quarter of 2001 included investments in property and equipment and patents of $37.4 million. Net cash outflows from investing activities related to marketable securities was $76.8 million. Significant cash outflows from financing activities included $5 million for purchases of the Company's common stock under its stock repurchase program and $805,000 for repayments on loan agreements with banks. Cash inflows included $10.4 million from common stock option exercises and employee stock purchase plan activity.

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time throughout 2001. To enhance the current stock repurchase program, the Company entered into an agreement with an independent third party under which the Company committed to purchase up to 500,000 shares of the Company's stock subject to the terms of the agreement. The Company purchased 76,000 shares through March 31, 2001 at a cost of $5 million. The agreement permits a net share settlement at the Company's option. The stock repurchase program may be discontinued at any time. In November of 2000, the Company completed a previous stock repurchase program. During 2000, the Company repurchased approximately 4.6 million shares of its common stock under this program at a cost of $300.2 million.

On October 4, 1999, the Company began construction of its new research and development center in Cambridge, Massachusetts. The new 224,000 square foot building was completed in the spring of 2001 at a total cost of approximately $95 million, of which $87.6 million had been committed at March 31, 2001. Additionally, the Company is building a large scale manufacturing plant in Research Triangle Park, North Carolina. The Company expects that construction will be completed at the end of 2001 at a total cost of approximately $175 million, of which $158.7 million had been committed at March 31, 2001.

Several legal proceedings were pending during the current quarter, which involve the Company. See Note 8 of the Notes to the Condensed Consolidated Financial Statements. See also Item 1 - Business, "Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for discussions of these legal proceedings.

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

successful resolution of the lawsuit with Berlex related to the "McCormick" patents, which if ultimately decided in Berlex's favor could have a material adverse effect on the Company's financial position and results of operations; success in revoking the Rentschler patent since if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial condition; the success of ongoing development work related to AVONEX(R) in expanded MS indications; the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms; and the Company's ability to sustain market share of AVONEX(R) in light of the impact of competitive products for the treatment of MS. In the United States, one of the Company's competitors, Serono Laboratories, Inc., is conducting a head-to-head study of its Rebif(R), a (recombinant interferon beta-1a) product and AVONEX(R) in an attempt to get Rebif(R) approved before expiration of AVONEX's orphan drug status in 2003. If Serono Laboratories, Inc. is successful, competition in the United States MS marketplace will increase.

ROYALTY REVENUE

The Company receives royalty revenues which contribute a significant amount to its overall profitability. The Company expects to continue to experience a decline in royalty revenues as a result of patent expirations and other patent-related events in the range of up to approximately $10 million per quarter for 2001 (not including amounts that are subject to a dispute with Schering-Plough as discussed below). See "Outlook - Patents and Other Proprietary Rights" in the Company's Annual Report on Form 10-K for the period ended December 31, 2000. The Company expects the most significant decline to be in the amount of royalties received from Schering-Plough on sales of INTRON(R) A as the result of patent expirations in the EU and Japan. The extent of the decline in royalties related to United States sales of INTRON(R) A will depend on the outcome of a dispute with Schering-Plough related to its royalty obligations. Schering-Plough has taken the position that a Court of Appeal's decision affirming a District Court's ruling which narrowed the scope of the claims of Biogen's United States alpha interferon patent has caused the patent to no longer cover Schering-Plough's alpha interferon products, and, that, as a result, Schering-Plough no longer has an obligation to pay royalties under that patent. Until expiration of Biogen's EU (Irish) patent in January 2001, Schering-Plough continued to pay royalties on sales of product in the United States based on manufacture of the product in Ireland. In any event, commencing in July 2002, Schering-Plough is obligated to pay royalties on sales of its alpha interferon products in the U.S., including INTRON(R)A, during the term of a certain Roche/Genentech U.S. alpha interferon patent right under an agreement between Biogen and Schering-Plough in connection with settlement of a lawsuit with Roche/Genentech related to the Roche/Genentech patent right. Biogen is vigorously opposing any attempt by Schering-Plough to discontinue payment of royalties. If Schering-Plough were to prevail in arbitration, the resulting decline in royalties on United States sales of alpha interferon products which is in the range of up to approximately $10 million per quarter would continue until July 2002.

There are a number of other factors which could also cause the actual level of royalty revenue to differ from the Company's expectations. For example, pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products may have an impact on product sales by the Company's licensees. In addition, sales levels of products sold by the Company's licensees may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored programs. Since the Company is not involved in the development or sale of products by its licensees, the Company can not be certain of the timing or potential impact of factors which may affect sales by the Company's licensees. In the long term, the Company expects its royalty revenue to be affected most significantly by patent expirations and a potential decrease in sales by licensees of licensed products. See "Outlook - Patents and Other Proprietary Rights."

There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patents and the Amgen appeal, competition in the MS market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 2000 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business - Competition and Marketing - AVONEX(R) (interferon beta-la)", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

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

PART II - OTHER INFORMATION

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BIOGEN, INC.

Dated: May 15, 2001                           /s/ Peter N. Kellogg
                                              ---------------------------------
                                              Vice President - Finance and
                                              Chief Financial Officer