Form 10-Q
period 2001-06-30
BIOGEN INC
filed 2001-08-14
CIK 714655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



                         COMMISSION FILE NUMBER 0-12042



                                  BIOGEN, INC.
             (Exact name of registrant as specified in its charter)



                MASSACHUSETTS                         04-3002117
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)



                    14 CAMBRIDGE CENTER, CAMBRIDGE, MA 02142
                                 (617) 679-2000
          (Address,including zip code, and telephone number, including area code, of registrant's principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]     No [ ]

         The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 31, 2001 was 148,537,614 shares.

                                  BIOGEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

Condensed Consolidated Statements of Income - Three and
  six months ended June 30, 2001 and 2000                                 3

Condensed Consolidated Balance Sheets - June 30, 2001 and
  December 31, 2000                                                       4

Condensed Consolidated Statements of Cash Flows -
  Six months ended June 30, 2001 and 2000                                 5

Notes to Condensed Consolidated Financial Statements                      6

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                              10

PART II - OTHER INFORMATION                                              16





                           Note concerning trademarks:
               AVONEX(R) is a registered trademark of Biogen, Inc.

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)



                                         Three Months Ended      Six Months Ended
                                               June 30,              June 30,
                                           2001       2000       2001       2000
                                         --------   --------   --------   --------

REVENUES:
   Product                               $243,217   $190,009   $463,214   $364,605
   Royalties                               17,445     40,505     34,495     82,757
                                         --------   --------   --------   --------

Total revenues                            260,662    230,514    497,709    447,362
                                         --------   --------   --------   --------

COSTS AND EXPENSES:
   Cost of revenues                        35,202     30,795     64,348     59,418
   Research and development                79,118     71,701    151,888    134,707
   Selling, general and administrative     55,266     40,921    103,826     82,104
                                         --------   --------   --------   --------

Total costs and expenses                  169,586    143,417    320,062    276,229
                                         --------   --------   --------   --------

Income from operations                     91,076     87,097    177,647    171,133
Other income, net                          11,533     16,737     27,996    115,761
                                         --------   --------   --------   --------

INCOME BEFORE INCOME  TAXES               102,609    103,834    205,643    286,894
Income taxes                               30,757     31,774     61,668     93,468
                                         --------   --------   --------   --------

NET INCOME                               $ 71,852   $ 72,060   $143,975   $193,426
                                         ========   ========   ========   ========

BASIC EARNINGS PER SHARE                 $   0.48   $   0.48   $   0.97   $   1.29
                                         ========   ========   ========   ========
DILUTED EARNINGS PER SHARE               $   0.47   $   0.47   $   0.94   $   1.24
                                         ========   ========   ========   ========

SHARES USED IN COMPUTING:
Basic earnings per share                  148,602    148,643    148,395    149,501
                                         ========   ========   ========   ========
Diluted earnings per share                153,337    154,150    153,414    155,931
                                         ========   ========   ========   ========







            See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,      December 31,
                                                        2001            2000
                                                    -----------     -----------
                                                    (unaudited)
ASSETS
Current assets
    Cash and cash equivalents                       $    75,972     $    48,737
    Marketable securities                               684,024         633,675
    Accounts receivable, net                            166,457         143,178
    Deferred tax assets                                  43,997          40,047
    Other current assets                                 56,683          62,634
                                                    -----------     -----------
    Total current assets                              1,027,133         928,271
                                                    -----------     -----------

Property, plant and equipment
    Cost                                                627,969         537,072
    Less accumulated depreciation                       153,865         136,643
                                                    -----------     -----------
    Property, plant and equipment, net                  474,104         400,429
                                                    -----------     -----------

Patents, net                                             15,086          13,510
Marketable securities                                    57,241          71,982
Other assets                                             20,332          17,664
                                                    -----------     -----------

                                                    $ 1,593,896     $ 1,431,856
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities

    Accounts payable                                $    49,239     $    37,869
    Current portion of long-term debt                     4,888           4,888
    Accrued expenses and other                          180,855         178,264
                                                    -----------     -----------
    Total current liabilities                           234,982         221,021
                                                    -----------     -----------

Long-term debt, less current portion                     44,741          47,185
Other long-term liabilities                              53,430          57,248
Commitments and contingencies                              --              --

Shareholders' equity

    Common stock                                          1,517           1,517
    Additional paid-in capital                          795,444         772,172
    Retained earnings                                   610,900         543,913
    Accumulated other comprehensive income               13,721          22,376
    Treasury stock, at cost                            (160,839)       (233,576)
                                                    -----------     -----------

Total shareholders' equity                            1,260,743       1,106,402
                                                    -----------     -----------
                                                    $ 1,593,896     $ 1,431,856
                                                    ===========     ===========





            See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       2001         2000
                                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $ 143,975    $ 193,426
      Adjustments to reconcile net income to
         net cash provided from operating activities:
         Depreciation and amortization                                 18,070       16,321
         Deferred income taxes                                             86          268
         Tax benefit of stock options                                  22,622       67,377
         Other                                                            417        2,697
         Gain on sale of non-current marketable securities             (3,321)    (101,129)
         Changes in:
             Accounts receivable                                      (23,279)     (16,938)
             Other current and other assets                             3,962       (2,781)
             Accounts payable, accrued expense and
                other current and long-term liabilities                 9,687       22,263
                                                                    ---------    ---------
      Net cash from operating activities                              172,219      181,504
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of marketable securities                             (624,483)    (360,510)
      Proceeds from sales and maturities of marketable securities     575,863      374,940
      Proceeds from sales of non-current marketable securities          3,652      120,199
      Acquisitions of property and equipment                          (90,897)     (80,468)
      Additions to patents                                             (2,424)      (2,182)
                                                                    ---------    ---------
         Net cash from investing activities                          (138,289)      51,979
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments of long-term debt                                       (2,444)      (2,443)
      Purchases of treasury stock                                     (21,443)    (250,727)
      Issuance of common and treasury stock
         related to stock option exercises                             17,192       30,229
                                                                    ---------    ---------
         Net cash from investing activities                            (6,695)    (222,941)
                                                                    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              27,235       10,542

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         48,737       56,920
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  75,972    $  67,462
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the three and six months ended June 30, 2000 have been reclassified to conform to the current period presentation.


INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method and are included in other current assets. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

                                                       June 30,   December 31,
(in thousands)                                           2001         2000
                                                       --------   ------------

Raw materials                                          $ 11,484     $  7,775
Work in process                                          13,245       17,582
Finished goods                                           14,075       14,172
                                                       --------     --------
                                                       $ 38,804     $ 39,529
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

As of June 30, 2001, the Company had $15.0 million outstanding under a floating rate loan secured by one of the Company's laboratory and office buildings in Cambridge, Massachusetts and $34.6 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements at June 30, 2001, representing the cash requirements of the Company to settle the agreements, was approximately $2.2 million. The fair value of the interest rate swap agreements at June 30, 2000, representing the cash the Company would receive to settle the agreements, was approximately $561,000. The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company's interest rate swaps during the three and six months ended June 30, 2001 or in the comparable period of 2000, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to 6 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional amount of the foreign currency forward contracts outstanding at June 30, 2001 was approximately $49.2 million. These contracts had a fair value of approximately $2.8 million, representing an unrealized gain, and were included in other current assets at June 30, 2001.

For the three and six months ended June 30, 2001 and 2000, there were no significant amounts recognized in earnings due to hedge ineffectiveness. For the three and six months ended June 30, 2001, there were no significant amounts recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. For the three and six months ended June 30, 2000, approximately $388,000 and $392,000, respectively, in gains were recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized $3.7 million and $6.7 million of gains in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months period ended June 30, 2001, respectively. The Company recognized $974,000 and $1.8 million of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and six months period ended June 30, 2001, respectively. The Company recognized $2.3 million and $4.8 million of gains in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months period ended June 30, 2000, respectively. The Company recognized $426,000 and $1.1 million of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and six months period ended June 30, 2000, respectively. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

3.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and certain derivative instruments, net of tax. Comprehensive income for the three months ended June 30, 2001 and 2000 was $79.1 million and $77.1 million, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $135.3 million and $177.4 million, respectively.

4.  EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants. Options to purchase approximately 2.1 million and 1.7 million shares were outstanding at June 30, 2001 and 2000, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. The put warrants sold in connection with the Company's stock repurchase program did not have a significant additional dilutive effect. Shares used in calculating basic and diluted earnings per share for the three and six month periods ending June 30, are as follows:


                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
(in thousands)                               2001      2000      2001      2000
                                           -------   -------   -------   -------

Weighted average number of shares
      of common stock outstanding          148,602   148,643   148,395   149,501
Dilutive stock options                       4,735     5,507     5,019     6,430
                                           -------   -------   -------   -------
Shares used in calculating diluted
     earnings per share                    153,337   154,150   153,414   155,931
                                           =======   =======   =======   =======


5.  SHARE REPURCHASE PROGRAM

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through out 2001. To enhance the 2000 stock repurchase program, the Company entered into agreements with independent third parties under which the Company committed to purchase up to 1,500,000 shares of the Company's stock subject to the terms of the agreements at strike prices ranging from $57.82 to $63.06. The Company purchased 328,000 shares through June 30, 2001 at a cost of $21.4 million. The agreements permit a net share settlement at the Company's option. In November of 2000, the Company completed a previous stock repurchase program. During 2000, the Company repurchased approximately 4.6 million shares of its common stock under this program at a cost of $300.2 million.

6.  OTHER INCOME, NET

Other income, net consists of the following (in thousands):

                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                               ----------------------    ----------------------
                                  2001         2000         2001         2000
                               ---------    ---------    ---------    ---------

Interest income                $  10,694    $  10,370    $  22,479    $  21,107
Interest expense                  (1,051)      (1,080)      (2,089)      (2,185)
Other income                       1,890        7,447        7,606       96,839
                               ---------    ---------    ---------    ---------

Total other income, net        $  11,533    $  16,737    $  27,996    $ 115,761
                               =========    =========    =========    =========


Other income for the three and six months ended June 30, 2001 includes gains on the sale of certain non-current marketable securities totaling approximately $781,000 and $3.3 million, respectively. Other income for the three and six months ended June 30, 2000 includes gains on the sale of certain non-current marketable securities totaling approximately $8.7 million and $101.1 million, respectively.

7.  INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income for the three months ended June 30, 2001 and 2000 was approximately 30% and 31%, respectively. Income tax expense as a percentage of pre-tax income for the six months ended June 30, 2001 and 2000 was approximately 30% and 33%, respectively. The effective tax rate varied from the U.S. statutory rates for the first six months of 2001 and 2000 primarily due to higher sales in European jurisdictions with lower tax rates and the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

8.  LITIGATION

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent (U.S. Patent No. 5,376,567) in the United States in the production of Biogen's AVONEX(R) (Interferon beta-1a) product. In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex sought a judgment granting it damages, trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. A hearing on the parties' summary judgment motions in the case was completed in March 2000. In September 2000, the District Court rendered final judgment in favor of Biogen and against Berlex determining that Biogen's production of AVONEX(R) did not infringe any of the claims of the Berlex patents. Berlex has appealed this decision to the Court of Appeals for the Federal Circuit and the parties have briefed the appeal for oral argument. The Company filed a contingent cross-appeal asserting that the Berlex patents are invalid because they fail to meet one of the statutory requirements of patentability. An unfavorable ruling on the appeal filed by Berlex could result in the case being remanded to the District Court for trial. If Berlex were to be successful in its appeal and the case were to be remanded, an unfavorable ruling in the remanded case could have a material adverse effect on the Company's results of operations and financial position. The Company believes that the decision of the District Court that Biogen does not infringe the Berlex patents is sound, but the ultimate outcome of the appeal is not currently determinable. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the "Rentschler I Patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision to revoke the Rentschler I Patent. Rentschler appealed that decision and an oral hearing on the appeal took place in December 2000. At the oral hearing in order to gain reinstatement of the patent, Rentschler narrowed the patent claims so as to claim only a specific cell line. Biogen does not use the specific cell line now claimed. On October 13, 1998, the Company filed another opposition with the Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the "Rentschler II Patent") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. A hearing on the Company's opposition may be held in 2001. While Biogen believes that the Rentschler II Patent will be revoked, if the Rentschler II Patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in the European countries giving effect to the patent infringes a valid claim of the patent, such result could have a material adverse effect on the Company's results of operation and financial position.

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

10.  NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements is not expected to be material.

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


RESULTS OF OPERATIONS

For the quarter ended June 30, 2001, the Company reported net income of $71.9 million or $0.47 per diluted share as compared to $72.1 million or $0.47 per diluted share for the comparable period of 2000. For the six months ended June 30, 2001, the Company reported net income of $144 million or $0.94 per diluted share as compared to $193.4 million or $1.24 per diluted share for the comparable period of 2000.

Total revenues for the quarter ended June 30, 2001 were $260.7 million, as compared to $230.5 million in the same period of 2000, an increase of $30.2 million or approximately 13%. Total revenues for the six months ended June 30, 2001 were $497.7 million, as compared to $447.4 million in the same period of 2000, an increase of $50.3 million or approximately 11%.

Product revenues in the current quarter were $243.2 million as compared to $190 million for the same period of 2000, an increase of $53.2 million or approximately 28%. Product revenues in the six months ended June 30, 2001 were $463.2 million as compared to $364.6 million for the same period of 2000, an increase of $98.6 million or approximately 27%. Product revenues from AVONEX(R) represent approximately 93% of the Company's total revenues in the current quarter and six months ended June 30, 2001 as compared to 82% for the three and six month periods of 2000. The growth in the three and six month periods ended June 30, 2001 over the comparable periods in 2000 was primarily attributable to increases in the sales volume of AVONEX(R) in the United States and in the fifteen member countries of the European Union ("EU"). AVONEX(R) sales outside of the United States were approximately $70 million and $128.2 million in the three and six months ended June 30, 2001 as compared to $51.2 million and $99.5 million in the same periods of 2000, respectively.

Revenues from royalties in the three months ended June 30, 2001 were $17.4 million, a decrease of $23.1 million or approximately 57% as compared to $40.5 million of royalty revenue for the same period in 2000. Revenues from royalties in the six months ended June 30, 2001 were $34.5 million, a decrease of approximately 58% as compared to $82.8 million of royalty revenue for the same period in 2000. Revenues from royalties represented approximately 7% of total revenues for the three and six months ended June 30, 2001 as compared to 18% for the same periods in 2000.

COSTS AND EXPENSES

Total costs and expenses for the three months ended June 30, 2001 were $169.6 million as compared to $143.4 million in the same period of 2000, an increase of approximately 18%. Total costs and expenses for the six months ended June 30, 2001 were $320.1 million as compared to $276.2 million in the same period of 2000, an increase of approximately 16%.

Cost of revenues in the three months ended June 30, 2001 totaled $35.2 million compared to $30.8 million in the same period of 2000, an increase of $4.4 million or 14%. Cost of revenues in the six months ended June 30, 2001 totaled $64.3 million compared to $59.4 million in the same period of 2000, an increase of $4.9 million or 8%. The increase in cost of revenues was attributable to the higher sales volume of

AVONEX(R). Included in cost of revenues for the three months ended June 30, 2001 and 2000 is $33.9 million and $27.5 million, respectively, of costs related to product revenues and $1.3 million and $3.3 million, respectively, of costs related to royalty revenue. Included in cost of revenues for the six months ended June 30, 2001 and 2000 is $62.2 million and $53.5 million, respectively, of costs related to product revenues and $2.1 million and $5.9 million, respectively, of costs related to royalty revenue. Gross margins on product revenues remained constant at approximately 86% for the three months ended June 30, 2001 compared to the same period in 2000. Gross margins on product revenues increased to approximately 87% for the six months ended June 30, 2001 compared to 85% in the same period in 2000. Gross margins on royalty revenue increased to approximately 93% for the three months ended June 30, 2001 compared to 92% for the same period in 2000. Gross margins on royalty revenue increased to approximately 94% for the six months ended June 30, 2001 compared to 93% in the same period in 2000. The Company expects that gross margins on royalty revenue will fluctuate in the future based on changes in sales volumes for specific products.

Research and development expenses in the current quarter were $79.1 million, an increase of $7.4 million or 10% as compared to $71.7 million in the same period of 2000. Research and development expenses in the six months ended June 30, 2001 were $151.9 million, an increase of $17.2 million or 13% as compared to $134.7 million in the same period of 2000. The increase was primarily due to an increase in clinical trial costs and the costs associated with an increase in the Company's other development efforts related to its ongoing research and development programs. The Company expects that, in the near and long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products, conducts clinical trials of these products and continues work on new formulations and delivery methods for AVONEX(R).

Selling, general and administrative expenses in the second quarter of 2001 were $55.3 million, an increase of $14.4 million or 35% as compared to the same period of 2000. Selling, general and administrative expenses in the six months ended June 30, 2001 were $103.8 million, an increase of $21.7 million or 26% compared to the same period of 2000. This increase was primarily due to an increase in selling and marketing expenses related to the sale of AVONEX(R). The Company expects that selling, general and administrative expenses will continue to increase in the near term as the Company continues to expand its sales and marketing organizations and efforts necessary to sell AVONEX(R) worldwide.

OTHER INCOME, NET

Other income, net consists primarily of interest income, partially offset by interest expenses and other non-operating income and expenses. Other income, net in the current quarter of 2001 was $11.5 million as compared to $16.7 million in 2000, a decrease of $5.2 million. Other income, net in the six months ended June 30, 2001 was $28 million as compared to $115.8 million in 2000, a decrease of $87.8 million. Interest income for the three months ended June 30, 2001 was $10.7 million compared to $10.4 million in the same period of 2000, an increase of $0.3 million or 3%. Interest income for the first six months of 2001 was $22.5 million compared to $21.1 million in the same period of 2000, an increase of $1.4 million or 7% due primarily to higher average yields and an increase in funds invested. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates. In the three months ended June 30, 2001 interest expense was $1.1 million, comparable to the same period in 2000. In the six months ended June 30, 2001 interest expense decreased to $2.1 million from $2.2 million compared to the same period in 2000. Other income for the three and six months ended June 30, 2001 includes gains on the sale of certain non-current marketable securities totaling approximately $781,000 and $3.3 million, respectively. Other income decreased by $5.6 million in the first three months of 2001 from the same period in 2000. Other income decreased by $89.2 million in the six months ended June 30, 2001 from the same period in 2000. The decrease in other income is due primarily to the sale of certain non-current marketable securities generating gains of approximately $8.7 million and $101.1 million in the three and six months ended June 30, 2000.

Other income, net consists of the following (in thousands):

                                Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                               ----------------------    ----------------------
                                  2001         2000         2001         2000
                               ---------    ---------    ---------    ---------
Interest income                $  10,694    $  10,370    $  22,479    $  21,107
Interest expense                  (1,051)      (1,080)      (2,089)      (2,185)
Other income (expense)             1,890        7,447        7,606       96,839
                               ---------    ---------    ---------    ---------

Total other income, net        $  11,533    $  16,737    $  27,996    $ 115,761
                               =========    =========    =========    =========


INCOME TAXES

Income tax expense as a percentage of pre-tax income for the three months ended June 30, 2001 and 2000 was approximately 30% and 31%, respectively. Income tax expense as a percentage of pre-tax income for the six months ended June 30, 2001 and 2000 was approximately 30% and 33%, respectively. During the three and six months ended June 30, 2001 and 2000, the Company recognized gains on the sale of certain non-current marketable securities. Excluding the tax effect on these gains the Company's effective tax rate for the three and six months ended June 30, 2001 and 2000 was approximately 30%. The effective tax rate varied from the U.S. statutory rates for the first six months of 2001 and 2000 primarily due to higher sales in European jurisdictions with lower tax rates and the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

FINANCIAL CONDITION

At June 30, 2001, cash, cash equivalents and short-term marketable securities were $760 million compared with $682.4 million at December 31, 2000, an increase of $77.6 million. Working capital increased $84.9 million to $792.2 million. Net cash from operating activities for the period ended June 30, 2001 was $172.2 million compared with $181.5 million for the same period in 2000. Cash outflows from investing activities during the first six months of 2001 included investments in property and equipment and patents of $93.3 million. Net cash outflows from investing activities related to marketable securities was $45 million. Significant cash outflows from financing activities included $21.4 million for purchases of the Company's common stock under its stock repurchase program and $2.4 million for repayments on loan agreements with banks. Cash inflows included $17.2 million from common stock option exercises and employee stock purchase plan activity.

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time through out 2001. To enhance the 2000 stock repurchase program, the Company entered into agreements with independent third parties under which the Company committed to purchase up to 1,500,000 shares of the Company's stock subject to the terms of the agreements at strike prices ranging from $57.82 to $63.06. The Company purchased 328,000 shares through June 30, 2001 at a cost of $ 21.4 million. The agreements permit a net share settlement at the Company's option. In November of 2000, the Company completed a previous stock repurchase program. During 2000, the Company repurchased approximately 4.6 million shares of its common stock under this program at a cost of $300.2 million.

On October 4, 1999, the Company began construction of its new research and development center in Cambridge, Massachusetts. The new 224,000 square foot building was completed in the spring of 2001 at a total cost of approximately $95 million, of which $87.7 million had been committed at June 30, 2001. Additionally, the Company is building a large scale manufacturing plant in Research Triangle Park, North Carolina. The Company expects that construction will be completed at the end of 2001 at a total cost of approximately $175 million, of which $164 million had been committed at June 30, 2001.

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

NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements is not expected to be material.

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

DEPENDENCE ON AVONEX(R) SALES

The Company's ability to sustain increases in revenues and profitability in the near term will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) worldwide; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R); the nature of regulatory and pricing decisions related to AVONEX(R) worldwide; the extent to which AVONEX(R) receives and maintains reimbursement coverage; successful resolution of the lawsuit with Berlex related to the "McCormick" patents, which if ultimately decided in Berlex's favor could have a material adverse effect on the Company's financial position and results of operations; success in revoking the Rentschler patent since if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial condition; the success of ongoing development work related to AVONEX(R) in expanded MS indications; the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms; and the Company's ability to sustain market share of AVONEX(R) in light of the impact of competitive products for the treatment of MS. In the United States, one of the Company's competitors, Serono Laboratories, Inc. ("Serono"), is conducting a 12-month head-to-head study of Rebif(R), a recombinant interferon beta-1a product and AVONEX(R) to determine if Rebif(R) is clinically superior to AVONEX(R). Preliminary results of the study were released by Serono in the second quarter of 2001. At that time Serono stated that it will use the results of this study in its attempts to overcome the orphan drug status of AVONEX(R) and to get Rebif(R) approved before expiration of AVONEX's(R) orphan drug status. If
Serono is successful, competition in the United States multiple sclerosis marketplace will increase.

ROYALTY REVENUE

The Company receives royalty revenues which contribute a significant amount to its overall profitability. The Company expects to continue to experience a decline in royalty revenues as a result of patent expirations and other patent-related events in the range of up to approximately $10 million per quarter for 2001 (not including amounts that are subject to a royalty dispute with Schering-Plough Corporation ("Schering-Plough") as discussed below). See "Outlook - Patents and Other Proprietary Rights" in the Company's Annual Report on Form 10-K for the period ended December 31, 2000. The Company expects the most significant decline to be in the amount of royalties received from Schering-Plough on sales of INTRON(R) A as the result of patent expirations in the EU and Japan and the royalty dispute with Schering-Plough in the United States. The extent of the decline in royalties related to United States sales of INTRON(R) A will depend on the outcome of a dispute with Schering-Plough. Schering-Plough has taken the position that a Court of Appeals' decision narrowing the scope of the claims of Biogen's United States alpha interferon patent (the "901 Patent") permits it to discontinue payment of royalties on U.S. sales of its alpha interferon products. Biogen has filed for arbitration to compel payment of unpaid past royalties and to ensure payment of royalties due in the future under a license agreement. Given Schering-Plough's history of taking aggressive positions in contract interpretation, Biogen has included claims which would resolve issues related to future royalty payments to pre-empt any potential challenges by Schering-Plough. These claims include Schering-Plough's obligation to commence royalty payments in July 2002 (the expiration date of the 901 Patent) based on a patent application owned by F. Hoffman-LaRoche ("Roche") and Genentech, Inc. ("Genentech"). The agreement between Biogen and Schering-Plough extending Schering-Plough's royalty obligation beyond the expiration date of the 901 Patent was part of the settlement of a lawsuit between Biogen and Roche/Genentech. In return for Schering-Plough's agreement to extend its royalty obligation, Biogen settled the lawsuit with Roche/Genentech and Roche granted Schering Plough an exclusive license for Schering-Plough to sell its products under the Roche/Genentech patent right that was the subject of the dispute. Biogen intends to vigorously oppose Schering-Plough's attempts to discontinue payment of royalties. If Schering-Plough were to prevail in arbitration, the resulting decline in royalties on United States sales of alpha interferon products will range up to approximately an additional $10 million per quarter until July 2002.

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

There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patents and the Amgen appeal, competition in the MS market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 2000 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business
- Competition and Marketing - AVONEX(R) (interferon beta-1a)", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

PRODUCTS

AVONEX(R) is currently the only product sold by the Company. The Company's long-term viability and growth will depend on the successful development and commercialization of other products from its research activities and collaborations. The Company continues to expand its development efforts related to other potential products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third-party technologies or products or other types of investments. Product development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical and early clinical trials does not ensure that later stage or large scale clinical trials will be successful. Many important factors affect the Company's ability to successfully develop and commercialize drugs, including the ability to obtain and maintain necessary patents and licenses, to demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process, to overcome technical hurdles that may arise, to meet applicable regulatory standards, to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to obtain reimbursement coverage for the products, to compete successfully against other products and to market products successfully. There can be no assurance that the Company will be successful in its efforts to develop and commercialize new products.

Patents and Other Proprietary Rights

The Company has numerous issued patents and patent applications pending on a number of its processes and products. The Company has also obtained rights to certain patents under licenses with third parties which provide for the payment of royalties. There can be no assurance that the Company's existing patents or others, if obtained, will provide substantial protection or commercial benefit to the Company. In addition, the Company does not know to what extent its pending patent applications or patent applications licensed from third parties will be granted or whether any of its patents will prevail if they are challenged in litigation. Also, there can be no assurance that third parties will not be granted patents claiming subject matter necessary to the Company's business. The Company is aware of certain patents held by Genentech relating to immunoadhesion technology that may cover the Company's AMEVIVE(TM) product. The Company has had discussions with Genentech regarding licensing and is evaluating these patents to determine if a license should be taken.

The Company has granted an exclusive worldwide license to Schering-Plough under its alpha interferon patents. Schering-Plough's royalty obligation to the Company under these patents is discussed above in "Royalty Revenue".

The Company has licensed its recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receive royalties on sales of the vaccines and test kits by the Company's licensees. The obligation of SmithKline Beecham Biological S.A. and Merck & Co., Inc. to pay royalties on sales of hepatitis B vaccines and the obligation of the Company's other licensees under the Company's hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of the Company's hepatitis B patents. In August 2001 a United States patent was issued to the Company covering a pharmaceutical composition for stimulating production of antibodies in humans against a hepatitis B virus, a method of using the pharmaceutical composition, a diagnostic kit for detecting antibodies against a hepatitis B virus, and an in vitro method for detecting antibodies against a hepatitis B virus. This patent will expire in 2018. The Company's European hepatitis B patents expired at the end of 1999, except in those countries in which the Company obtained supplemental protection certificates. The Company has received supplemental protection certificates in Australia, Belgium, France, Great Britain, Ireland, Italy, Luxembourg, The Netherlands, Sweden and Switzerland, and has a number of granted or pending registrations of the Great Britain supplementary protection certificates in various British territories. The additional coverage afforded by supplemental protection certificates, or related registrations, ranges from two to eight years. There can be no assurance as to the extent of coverage available under the supplemental protection certificates, or that protection will be available in additional countries.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of Stockholders of Biogen, Inc. on June 15, 2001.

(b)      Not applicable.

(c) A proposal to elect Alan Belzer, Mary L. Good, Sir Kenneth Murray and James W. Stevens as directors to serve for a three year term ending in 2004 and until their successors are duly elected and qualified was approved with the following vote:

         Nominee                    For                    Abstains
         -------                    ---                    --------
         Alan Belzer                119,822,165            956,941
         Mary L. Good               119,787,484            991,622
         Sir Kenneth Murray         119,796,502            982,604
         James W. Stevens           119,816,288            962,818


         A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2001 was approved with 119,668,561 affirmative votes, 632,723 negative votes, and 477,822 abstentions.

(d)      Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

No. 10 1985 Non-Qualified Stock Option Plan (as amended and restated through April 27, 2001).

(b)      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BIOGEN, INC.

Dated: August 14, 2001             /s/ Peter N. Kellogg
                                  -----------------------------------------
                                  Vice President - Finance and
                                   Chief Financial Officer