Form 10-Q
period 2001-09-30
BIOGEN INC
filed 2001-11-13
CIK 714655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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

                                 Yes [X] No [ ]

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 26, 2001 was 147,902,305 shares.

                                  BIOGEN, INC.

                                      INDEX


                                                                     PAGE NUMBER
PART I - FINANCIAL INFORMATION

Condensed Consolidated Statements of Income - Three and nine
months ended September 30, 2001 and 2000                                     3

Condensed Consolidated Balance Sheets - September 30, 2001 and
December 31, 2000                                                            4

Condensed Consolidated Statements of Cash Flows -
Nine months ended September 30, 2001 and 2000                                5

Notes to Condensed Consolidated Financial Statements                         6

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   11

PART II - OTHER INFORMATION                                                 18


Note concerning trademarks: AVONEX(R) is a registered trademark of Biogen, Inc.

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                                 2001          2000          2001           2000
                                               ---------     ---------     ---------     ---------
REVENUES:

      Product                                  $ 249,203     $ 193,242     $ 712,417     $ 557,847
      Royalties                                   15,990        40,512        50,485       123,269
                                               ---------     ---------     ---------     ---------

Total revenues                                   265,193       233,754       762,902       681,116
                                               ---------     ---------     ---------     ---------

COSTS AND EXPENSES:

      Cost of revenues                            36,458        33,027       100,806        92,445
      Research and development                    78,895        94,498       230,783       229,205
      Selling, general and administrative         60,253        41,745       164,079       123,849
                                               ---------     ---------     ---------     ---------

Total costs and expenses                         175,606       169,270       495,668       445,499
                                               ---------     ---------     ---------     ---------

Income from operations                            89,587        64,484       267,234       235,617
Other income, net                                 10,147        33,204        38,143       148,965
                                               ---------     ---------     ---------     ---------

INCOME BEFORE INCOME  TAXES                       99,734        97,688       305,377       384,582
Income taxes                                      29,911        29,307        91,579       122,775
                                               ---------     ---------     ---------     ---------

NET INCOME                                     $  69,823     $  68,381     $ 213,798     $ 261,807
                                               =========     =========     =========     =========

BASIC EARNINGS PER SHARE                       $    0.47     $    0.46     $    1.44     $    1.76
                                               =========     =========     =========     =========
DILUTED EARNINGS PER SHARE                     $    0.46     $    0.44     $    1.40     $    1.69
                                               =========     =========     =========     =========

SHARES USED IN COMPUTING:
Basic earnings per share                         148,412       148,074       148,401       149,026
                                               =========     =========     =========     =========
Diluted earnings per share                       152,636       153,702       153,155       155,188
                                               =========     =========     =========     =========

         See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   September 30,   December 31,
                                                        2001           2000
                                                   -------------   ------------
                                                    (unaudited)
ASSETS
Current assets
       Cash and cash equivalents                   $     59,611    $    48,737
       Marketable securities                            730,118        633,675
       Accounts receivable, net                         158,998        143,178
       Deferred tax assets                               49,536         40,047
       Other current assets                              61,280         62,634
                                                   ------------    -----------
       Total current assets                           1,059,543        928,271
                                                   ------------    -----------

Property, plant and equipment
       Cost                                             668,747        537,072
       Less accumulated depreciation                    163,472        136,643
                                                   ------------    -----------
       Property, plant and equipment, net               505,275        400,429
                                                   ------------    -----------

Patents, net                                             15,707         13,510
Marketable securities                                    31,729         71,982
Other assets                                             32,330         17,664
                                                   ------------    -----------
                                                   $  1,644,584    $ 1,431,856
                                                   ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable                            $     46,482    $    37,869
       Current portion of long-term debt                  4,888          4,888
       Accrued expenses and other                       203,580        178,264
                                                   ------------    -----------
       Total current liabilities                        254,950        221,021
                                                   ------------    -----------

Long-term debt, less current portion                     43,936         47,185
Other long-term liabilities                              53,230         57,248
Commitments and contingencies                                 -              -

Shareholders' equity
       Common stock                                       1,517          1,517
       Additional paid-in capital                       800,500        772,172
       Retained earnings                                667,965        543,913
       Accumulated other comprehensive income             4,603         22,376
       Treasury stock, at cost                         (182,117)      (233,576)
                                                   ------------    -----------

Total shareholders' equity                            1,292,468      1,106,402
                                                   ------------    -----------
                                                   $  1,644,584    $ 1,431,856
                                                   ============    ===========


         See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          2001              2000
                                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                        $ 213,798        $ 261,807
      Adjustments to reconcile net income to
         net cash provided from operating activities:
         Depreciation and amortization                                     28,113           21,884
         Tax benefit of stock options                                      27,396           78,732
         Other                                                                954            2,897
         Gain on sale of non-current marketable securities                 (4,321)        (101,129)
         Changes in:
             Accounts receivable                                          (15,819)          (8,327)
             Other current and other assets                               (18,066)         (32,024)

             Accounts payable, accrued expenses and
                other current and long-term liabilities                    27,249           45,999
                                                                        ---------        ---------
           Net cash from operating activities                             259,304          269,839
                                                                        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of marketable securities                                 (758,033)        (530,518)
      Proceeds from sales and maturities of marketable securities         681,479          505,894
      Proceeds from sales of non-current marketable securities              4,816          120,199
      Acquisitions of property and equipment                             (131,675)        (132,655)
      Additions to patents                                                 (3,481)          (3,316)
                                                                        ---------        ---------
         Net cash from investing activities                              (206,894)         (40,396)
                                                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments of long-term debt                                           (3,249)          (3,249)
      Purchases of treasury stock                                         (63,131)        (280,406)
      Issuance of common and treasury stock
         related to stock option exercises                                 24,844           33,141
                                                                        ---------        ---------
         Net cash from financing activities                               (41,536)        (250,514)
                                                                        ---------        ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           10,874          (21,071)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             48,737           56,920
                                                                        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  59,611        $  35,849
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for the three and nine months ended September 30, 2000 have been reclassified to conform to the current period presentation.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method and are included in other current assets. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

                                            September 30,         December 31,
(in thousands)                                  2001                 2000
                                            -------------         ------------
Raw materials                                 $ 12,839              $  7,775
Work in process                                 15,743                17,582
Finished goods                                  12,260                14,172
                                              --------              --------
                                              $ 40,842              $ 39,529
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

As of September 30, 2001, the Company had $15.0 million outstanding under a floating rate loan secured by one of the Company's laboratory and office buildings in Cambridge, Massachusetts and $33.8 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements, representing the cash requirements of the Company to settle the agreements, was approximately $4.4 million at

September 30, 2001 and $291,000 at September 30, 2000 and was included in accrued expenses and other. The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company's interest rate swaps during the three and nine months ended September 30, 2001 or in the comparable period of 2000, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at September 30, 2001 was approximately $77.5 million. These contracts had a fair value of approximately $65,500, representing an unrealized loss, and were included in accrued expenses and other at September 30, 2001.

For the three and nine months ended September 30, 2001 and 2000, there were no significant amounts recognized in earnings due to hedge ineffectiveness. For the three and nine months ended September 30, 2001, there were no significant amounts recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. For the three and nine months ended September 30, 2000, approximately $585,620 and $977,224, respectively, in gains were recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized $426,000 of losses and $6.3 million of gains in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2001, respectively. The Company recognized $29,000 of losses and $1.8 million of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2001, respectively. The Company recognized $4.1 million and $8.8 million of gains in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2000, respectively. The Company recognized $1.3 million and $2.4 million of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2000, respectively. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

3.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and unrealized gains and losses on certain derivative instruments, net of tax. Comprehensive income for the three months ended September 30, 2001 and 2000 was $60.7 million and $73.2 million, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2000 was $196 million and $250.6 million, respectively.

4.  EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants. Options to purchase approximately 3.6 million and 1.8 million shares were outstanding at September 30, 2001 and 2000, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. The put warrants sold in connection with the Company's stock repurchase program did not have a material additional dilutive effect. Shares used in calculating basic and diluted earnings per share for the three and nine month periods ending September 30, are as follows:

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
(in thousands)                            2001       2000       2001      2000
                                        -------    -------    -------   -------
Weighted average number of shares
      of common stock outstanding       148,412    148,074    148,401   149,026
Dilutive stock options                    4,224      5,628      4,754     6,162
                                        -------    -------    -------   -------
Shares used in calculating diluted
     earnings per share                 152,636    153,702    153,155   155,188
                                        =======    =======    =======   =======

5.  SHARE REPURCHASE PROGRAM

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time throughout 2001. To enhance the 2000 stock repurchase program, the Company entered into agreements with independent third parties under which the Company committed to purchase up to 1,500,000 shares of the Company's stock subject to the terms of the agreements at strike prices ranging from $57.82 to $63.06. The agreement permits a net share settlement at the Company's option. The Company purchased 1,050,000 shares through September 30, 2001 at a cost of $63.1 million. The stock repurchase program may be discontinued at any time. In November of 2000, the Company completed a previous stock repurchase program. During 2000, the Company repurchased approximately 4.6 million shares of its common stock under this program at a cost of $300.2 million.

6.  OTHER INCOME, NET

Other income, net consists of the following (in thousands):

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                              ----------------------    -----------------------
                                2001          2000        2001           2000
                              --------      --------    --------      ---------
Interest income               $ 10,787      $ 11,067    $ 33,266      $  32,174
Interest expense                  (936)       (1,100)     (3,025)        (3,285)
Other income                       296        23,237       7,902        120,076
                              --------      --------    --------      ---------
Total other income, net         10,147      $ 33,204    $ 38,143      $ 148,965
                              ========      ========    ========      =========

Other income for the three and nine months ended September 30, 2001 includes gains on the sale of certain non-current marketable securities totaling approximately $1 million and $4.3 million, respectively. Other income for the three months ended September 30, 2000 includes realized gains of approximately $24.1 million upon the acquisition by third parties of two of the companies in which the Company had invested in separate business combinations. Other income for the nine months ended September 30, 2000 includes gains on the sale of certain non-current marketable securities totaling approximately $125.3 million.

7.  INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income for the three months ended September 30, 2001 and 2000 was approximately 30%. Income tax expense as a percentage of pre-tax income for the nine months ended September 30, 2001 and 2000 was approximately 30% and 32%, respectively. The effective tax rate varied from the U.S. statutory rates for the first nine months of 2001 and 2000 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits.

The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

8.  LITIGATION

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent (U.S. Patent No. 5,376,567) in the United States in the production of Biogen's AVONEX(R) (Interferon beta-1a) product. In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex sought a judgment granting it damages, trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. A hearing on the parties' summary judgment motions in the case was completed in March 2000. In September 2000, the District Court rendered final judgment in favor of Biogen and against Berlex determining that Biogen's production of AVONEX(R) did not infringe any of the claims of the Berlex patents. Berlex has appealed this decision to the Court of Appeals for the Federal Circuit and the oral argument on the appeal was held on November 7, 2001. Biogen filed a contingent cross-appeal asserting that the Berlex patents are invalid because they fail to meet one of the statutory requirements of patentability. An unfavorable ruling on the appeal filed by Berlex could result in the case being remanded to the District Court for trial. If Berlex were to be successful in its appeal and the case were to be remanded, an unfavorable ruling in the remanded case could have a material adverse effect on the Company's results of operations and financial position. The Company believes that the decision of the District Court that Biogen does not infringe the Berlex patents is sound, but the ultimate outcome of the appeal is not currently determinable. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the "Rentschler I Patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision to revoke the Rentschler I Patent. Rentschler appealed that decision and an oral hearing on the appeal took place in December 2000. At the oral hearing in order to gain reinstatement of the patent, Rentschler narrowed the patent claims so as to claim only a specific cell line. Biogen does not use the specific cell line now claimed. On October 13, 1998, the Company filed another opposition with the Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the "Rentschler II Patent") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. A hearing on the Company's opposition has not yet been scheduled by the European Patent Office. While Biogen believes that the Rentschler II Patent will be revoked, if the Rentschler II Patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in the European countries giving effect to the patent infringes a valid claim of the patent, such result could have a material adverse effect on the Company's results of operation and financial position.


9.  SEGMENT INFORMATION

The chief operating decision makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment. Accordingly, the Company operates in one segment, which is the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives product revenues from sales of its AVONEX(R) (Interferon beta-1a) product for the treatment of relapsing forms of multiple sclerosis. The Company also derives revenue from royalties on sales by the Company's licensees of a number of products covered under patents controlled by the Company.

10.  NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of SFAS No. 144 on the Company's financial statements is not expected to be material.

                          BIOGEN, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


OVERVIEW

Biogen, Inc. (the "Company" or "Biogen") is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of its AVONEX(R) (Interferon beta-1a) product for the treatment of relapsing forms of multiple sclerosis ("MS"). The Company also derives revenue from royalties on sales by the Company's licensees of a number of products covered under patents controlled by the Company.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2001, the Company reported net income of $69.8 million or $0.46 per diluted share as compared to $68.4 million or $0.44 per diluted share for the comparable period of 2000. For the nine months ended September 30, 2001, the Company reported net income of $213.8 million or $1.40 per diluted share as compared to $261.8 million or $1.69 per diluted share for the comparable period of 2000.

Total revenues for the quarter ended September 30, 2001 were $265.2 million, as compared to $233.8 million in the same period of 2000, an increase of $31.4 million or approximately 13%. Total revenues for the nine months ended September 30, 2001 were $762.9 million, as compared to $681.1 million in the same period of 2000, an increase of $81.8 million or approximately 12%.

Product revenues in the current quarter were $249.2 million as compared to $193.2 million for the same period of 2000, an increase of $56 million or approximately 29%. Product revenues in the nine months ended September 30, 2001 were $712.4 million as compared to $557.8 million for the same period of 2000, an increase of $154.6 million or approximately 28%. Product revenues from AVONEX(R) represent approximately 94% of the Company's total revenues in the current quarter and 93% for the nine months ended September 30, 2001 as compared to 83% and 82% for the three and nine month periods of 2000, respectively. The growth in product revenues in the three and nine month periods ended September 30, 2001 over the comparable periods in 2000 was primarily attributable to increases in the sales volume of AVONEX(R) in the United States and in the fifteen member countries of the European Union ("EU"). AVONEX(R) sales outside of the United States were approximately $65.3 million and $193.5 million in the three and nine months ended September 30, 2001 as compared to $55 million and $154.5 million in the same periods of 2000, respectively.

Revenues from royalties in the three months ended September 30, 2001 were $16 million, a decrease of $24.5 million or approximately 60% as compared to $40.5 million of royalty revenue for the same period in 2000. Revenues from royalties in the nine months ended September 30, 2001 were $50.5 million, a decrease of approximately 59% as compared to $123.3 million of royalty revenue for the same period in 2000. Revenues from royalties represented approximately 6% of total revenues for the current quarter and 7% for the nine months ended September 30, 2001 as compared to 17% and 18%, respectively, for the same periods in 2000. The decline in royalty revenues in the three and nine month periods ended September 30, 2001 over the comparable periods in 2000 was primarily attributable to a significant decline in the amount of royalties received from Schering-Plough Corporation on sales of its alpha interferon product. For a more detailed discussion of the decline in royalties from Schering-Plough and the related dispute, see "Outlook".

COSTS AND EXPENSES

Total costs and expenses for the three months ended September 30, 2001 were $175.6 million as compared to $169.3 million in the same period of 2000, an increase of approximately 4%. Total costs and expenses for the nine months ended September 30, 2001 were $495.7 million as compared to $445.5 million in the same period of 2000, an increase of approximately 11%.

Cost of revenues in the three months ended September 30, 2001 totaled $36.5 million compared to $33 million in the same period of 2000, an increase of $3.5 million or 11%. Cost of revenues in the nine months ended September 30, 2001 totaled $100.8 million compared to $92.4 million in the same period of 2000, an increase of $8.4 million or 9%. The increase in cost of revenues was attributable to the higher sales volume of AVONEX(R). Included in cost of revenues for the three months ended September 30, 2001 and 2000 is $35.4 million and $29.9 million, respectively, of costs related to product revenues and $1.1 million and $3.2 million, respectively, of costs related to royalty revenue. Included in cost of revenues for the nine months ended September 30, 2001 and 2000 is $97.6 million and $83.4 million, respectively, of costs related to product revenues and $3.2 million and $9 million, respectively, of costs related to royalty revenue. Gross margins on product revenues increased to 86% for the three and nine months ended September 30, 2001 compared to 85% for the same periods in 2000. Gross margins on royalty revenue increased to approximately 93% for the three months ended September 30, 2001 compared to 92% for the same period in 2000. Gross margins on royalty revenue increased to approximately 94% for the nine months ended September 30, 2001 compared to 93% in the same period in 2000. The Company expects that gross margins on royalty revenue will fluctuate in the future based on changes in sales volumes for specific products.

Research and development expenses in the current quarter were $78.9 million, a decrease of $15.6 million or 17% as compared to $94.5 million in the same period of 2000. The decrease is primarily due to a reduction of upfront costs associated with new collaborative efforts from $21.4 million for the three months ended September 30, 2000 to $8 million for the similar period in 2001. Research and development expenses in the nine months ended September 30, 2001 were $230.8 million, an increase of $1.6 million or 1% as compared to $229.2 million in the same period of 2000. For the nine months ended September 30, 2001 upfront costs associated with new collaborative efforts decreased $13.4 million compared to the same period in 2000, while other research and development costs increased $15 million over the same periods. The Company expects that, in the near and long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products, conducts clinical trials of these products and continues work on new formulations and delivery methods for AVONEX(R).

Selling, general and administrative expenses in the third quarter of 2001 were $60.3 million, an increase of $18.6 million or 45% as compared to the same period of 2000. Selling, general and administrative expenses in the nine months ended September 30, 2001 were $164.1 million, an increase of $40.3 million or 33% compared to the same period of 2000. This increase was primarily due to an increase in selling and marketing expenses related to the sale of AVONEX(R). The Company expects that selling, general and administrative expenses will continue to increase in the near term as the Company continues to expand its sales and marketing organizations and efforts necessary to sell AVONEX(R) worldwide.

OTHER INCOME, NET

Other income, net consists primarily of interest income, partially offset by interest expenses and other non-operating income and expenses. Other income, net in the current quarter of 2001 was $10.1 million as compared to $33.2 million in 2000, a decrease of $23.1 million. Other income, net in the nine months ended September 30, 2001 was $38.1 million as compared to $149 million in 2000, a decrease of $110.9 million. Interest income for the three months ended September 30, 2001 was $10.8 million compared to $11.1 million in the same period of 2000, a decrease of $0.3 million or 3%. Interest income for the first nine months of 2001 was $33.3 million compared to $32.2 million in the same period of 2000, an increase of $1.1 million or 3%. The increases in both three and nine months were due primarily to higher average yields and an increase in funds invested. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates.

In the three months ended September 30, 2001 interest expense was $0.9 million, compared to $1.1 million for the same period in 2000, a decrease of $0.2 million or 18%. In the nine months ended September 30, 2001 interest expense decreased to $3 million from $3.3 million compared to the same period in 2000, a decrease of 9%.

Other income for the three and nine months ended September 30, 2001 includes gains on the sale of certain non-current marketable securities totaling approximately $1 million and $4.3 million, respectively. Other income for the three and nine months ended September 30, 2000 includes gains on the sale of certain non-current marketable securities totaling approximately $24.1 million and $125.3, respectively. Other income decreased by $22.9 million in the three months ended September 30, 2001 from the same period in 2000. The decrease is due primarily to the Company realizing gains of approximately $24.1 million in the third quarter 2000 upon the acquisition by third parties of two of the companies in which the Company had invested in separate business combinations. Other income decreased by $112.2 million in the nine months ended September 30, 2001 from the same period in 2000. This decrease was due primarily to the sale of certain non-current marketable securities generating gains of approximately $125.3 million in the nine months ended September 30, 2000.

Other income, net consists of the following (in thousands):

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    ------------------     -------------------
                                      2001       2000        2001       2000
                                    -------    -------     -------    --------
Interest income                     $10,787    $11,067     $33,266    $ 32,174
Interest expense                       (936)    (1,100)     (3,025)     (3,285)
Other income (expense)                  296     23,237       7,902     120,076
                                    -------    -------     -------    --------
Total other income, net             $10,147    $33,204     $38,143    $148,965
                                    =======    =======     =======    ========

INCOME TAXES

Income tax expense as a percentage of pre-tax income for the three months ended September 30, 2001 and 2000 was approximately 30%. Income tax expense as a percentage of pre-tax income for the nine months ended September 30, 2001 and 2000 was approximately 30% and 32%, respectively. During the three and nine months ended September 30, 2000, the Company recognized gains on the sale of certain non-current marketable securities. Excluding the tax effect on these gains the Company's effective tax rate for the three and nine months ended September 30, 2001 and 2000 was approximately 30%. The effective tax rate varied from the U.S. statutory rates for the first nine months of 2001 and 2000 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

FINANCIAL CONDITION

At September 30, 2001, cash, cash equivalents and short-term marketable securities were $789.7 million compared with $682.4 million at December 31, 2000, an increase of $107.3 million. Working capital increased $97.3 million to $804.6 million. Net cash from operating activities for the nine-month period ended September 30, 2001 was $259.3 million compared with $269.8 million for the same period in 2000. Cash outflows from investing activities during the first nine months of 2001 included investments in property and equipment and patents of $135.2 million. Net cash outflows from investing activities related to marketable securities was $71.7 million. Significant cash outflows from financing activities included $63.1 million for purchases of the Company's common stock under its stock repurchase program and $3.2 million for repayments on loan agreements with banks. Cash inflows included $24.8 million from common stock option exercises and employee stock purchase plan activity.

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock will provide the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. Stock purchases are expected to occur from time to time throughout 2001. To enhance the 2000 stock repurchase program, the Company entered into agreements with independent third parties under which the Company committed to purchase up to 1,500,000 shares of the Company's stock subject to the terms of the agreement at stock prices ranging from $57.82 to $63.06. The agreements permit net share settlement at the Company's option. The Company purchased 1,050,000 shares through September 30, 2001 at a cost of $
63.1 million. In November of 2000, the Company completed a previous stock repurchase program. During 2000, the Company repurchased approximately 4.6 million shares of its common stock under this program at a cost of $300.2 million.

The Company is building a large scale manufacturing plant in Research Triangle Park, North Carolina. The Company expects that construction will be completed at the end of 2001 at a total cost of approximately $175 million, of which $171 million had been committed at September 30, 2001.

Several legal proceedings were pending during the current quarter, which involve the Company. See Note 8 of the Notes to the Condensed Consolidated Financial Statements. See also Item 1 - Business, "Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for discussions of these legal proceedings.

On a quarterly basis, as of the end of the quarter, the Company determines whether a decline in fair value of a marketable security is other than temporary. Unrealized gains and losses on marketable securities are included in other comprehensive income in shareholders' equity, net of related tax effects. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings. The Company has concluded that all unrealized losses on marketable securities at September 30, 2001 are temporary in nature. Should any portion of these unrealized losses subsequently be determined to be other than temporary, the Company would be required to record the related amount as a charge to current earnings.

The Company believes that existing funds and cash generated from operations are adequate to satisfy its working capital and capital expenditure requirements in the foreseeable future. However, the Company may raise additional capital to take advantage of favorable conditions in the market or in connection with the Company's development activities.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements is not expected to be material.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of SFAS No. 144 on the Company's financial statements is not expected to be material.

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

DEPENDENCE ON AVONEX(R) SALES

The Company's ability to sustain increases in revenues and profitability in the near term will be primarily dependent on the level of revenues and profitability from AVONEX(R) sales. The Company's ability to sustain profitability from sales of AVONEX(R) will depend on a number of factors, including: continued market acceptance of AVONEX(R) worldwide; the Company's ability to maintain a high level of patient satisfaction with AVONEX(R); the nature of regulatory and pricing decisions related to AVONEX(R) worldwide; the extent to which AVONEX(R) receives and maintains reimbursement coverage; successful resolution of the lawsuit with Berlex related to the "McCormick" patents, which if ultimately decided in Berlex's favor could have a material adverse effect on the Company's financial position and results of operations; success in revoking the Rentschler patent since if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX(R) in Europe infringes a valid Rentschler patent, such result could have a material adverse effect on the Company's results of operation and financial condition; the success of ongoing development work related to AVONEX(R) in expanded MS indications; the continued accessibility of third parties to vial, label, and distribute AVONEX(R) on acceptable terms; and the Company's ability to sustain market share of AVONEX(R) in light of the impact of competitive products for the treatment of MS. In the United States, one of the Company's competitors, Serono Laboratories, Inc., ("Serono") is seeking to use the results of a head-to-head study of its drug Rebif(R), a recombinant interferon beta-1a product, and AVONEX(R) to overcome the orphan drug status of AVONEX(R) and to get Rebif(R) approved before the May 2003 expiration of AVONEX's orphan drug status. If Serono is successful, competition in the United States multiple sclerosis marketplace will increase sooner than expected.

ROYALTY REVENUE

The Company receives royalty revenues which contribute a significant amount to its overall profitability. The Company expects to continue to experience a decline in royalty revenues as a result of patent expirations and other patent-related events in the range of up to approximately $12 million per quarter for 2001 compared to 2000 (not including amounts that are subject to a dispute with Schering-Plough Corporation ("Schering-Plough") as discussed below). See "Outlook - Patents and Other Proprietary Rights" in the Company's Annual Report on Form 10-K for the period ended December 31, 2000. The Company expects the most significant decline to be in the amount of royalties received from Schering-Plough on sales of INTRON(R) A as the result of patent expirations in the EU and Japan and the royalty dispute with Schering-Plough in the United States. The extent of the decline in royalties related to United States sales of INTRON(R) A will depend on the outcome of a dispute with Schering-Plough. Schering-Plough has taken the position that a Court of Appeals' decision narrowing the scope of the claims of Biogen's United States alpha interferon patent (the "901 Patent") permits it to discontinue payment of royalties on U.S. sales of its alpha interferon products. Biogen has filed for arbitration to compel payment of unpaid past royalties and to ensure payment of royalties due in the future under the license agreement. Given Schering-Plough's history of taking aggressive positions in contract interpretation, Biogen has included claims which would resolve issues related to future royalty payments to pre-empt any potential challenges by Schering-Plough. These claims include Schering-Plough's obligation to commence royalty payments in July 2002 (the expiration date of the 901 Patent) based on a patent application owned by F. Hoffman-LaRoche ("Roche") and Genentech, Inc. ("Genentech"). The agreement between Biogen and Schering-Plough extending Schering-Plough's royalty obligation beyond the expiration date of the 901 Patent was part of the settlement of a lawsuit between Biogen and Roche/Genentech. In return for Schering-Plough's agreement to extend its royalty obligation, Biogen settled the lawsuit with Roche/Genentech and Roche granted Schering-Plough an exclusive license for Schering-Plough to sell its products under the Roche/Genentech patent right that was the subject of the dispute. Biogen intends to vigorously pursue its claims against Schering-Plough in the arbitration. The decline in royalties on United States sales of alpha interferon products as a result of the dispute with Schering-Plough will range up to approximately an additional $13 million per quarter in 2001 compared to 2000.

There are a number of other factors which could also cause the actual level of royalty revenue to differ from the Company's expectations. For example, pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products may have an impact on product sales by the Company's licensees. In addition, sales levels of products sold by the Company's licensees may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored programs. Since the Company is not involved in the development or sale of products by its licensees, the Company can not be certain of the timing or potential impact of factors which may affect sales by the Company's licensees. In the long term, the Company expects its royalty revenue to be affected most significantly by patent expirations, patent litigation and a potential decrease in sales by licensees of licensed products. See "Outlook - Patents and Other Proprietary Rights."

There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit on the "McCormick" patents, competition in the MS market and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 2000 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business - Competition and Marketing - AVONEX(R) (interferon beta-la)", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

PRODUCTS

AVONEX(R) is currently the only product sold by the Company. The Company's long-term viability and growth will depend on the successful development and commercialization of other products from its research and development activities and collaborations. On August 6, 2001 the Company filed for registration in the United Sates and Europe of its AMEVIVE(R) (alefacept) product as a treatment for moderate-to-severe chronic plaque psoriasis. The Company continues to expand its development efforts related to other potential products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third-party technologies or products or other types of investments. Product development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical and early clinical trials does not ensure that later stage or large scale clinical trials will be successful. Many important factors affect the Company's ability to successfully develop and commercialize AMEVIVE(R) and its other potential products, including the ability to obtain and maintain necessary patents and licenses, to demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process, to overcome technical hurdles that may arise, to meet applicable regulatory standards, to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to obtain reimbursement coverage for the products, to compete successfully against other products and to market products successfully. For example, unexpected concerns may arise from additional data or additional analysis of data related to the Company's products. Technical hurdles may arise. Issues may be identified in connection with review of data with regulatory authorities or regulatory authorities may disagree with the Company's view of data or may require additional data or studies. There can be no assurance that the Company will be successful in its efforts to develop and commercialize new products.

PATENTS AND OTHER PROPRIETARY RIGHTS

The Company has numerous issued patents and patent applications pending on a number of its processes and products. The Company has also obtained rights to certain patents under licenses with third parties which provide for the payment of royalties. There can be no assurance that the Company's existing patents or others, if obtained, will provide substantial protection or commercial benefit to the Company. In addition, the Company does not know to what extent its pending patent applications or patent applications licensed from third parties will be granted or whether any of its patents will prevail if they are challenged in litigation. Also, there can be no assurance that third parties will not be granted patents claiming subject matter necessary to the Company's business. The Company is aware of certain patents held by Genentech relating to immunoadhesion technology that may cover the Company's AMEVIVE(R) (alefacept) product. The Company is evaluating these patents to determine if a license should be taken.

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

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BIOGEN, INC.

Dated: November 12, 2001           /s/ Peter N. Kellogg
                                   ------------------------------------------
                                   Executive Vice President - Finance and
                                    Chief Financial Officer