Form 10-Q
period 2002-03-31
BIOGEN INC
filed 2002-05-03
CIK 714655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



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

                          Yes [ X ]         No [   ]

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of April 22, 2002 was 148,521,208 shares.

                                  BIOGEN, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                         PAGE NUMBER

Condensed Consolidated Statements of Income - Three months ended March 31, 2002 and 2001                    3

Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001                                4

Condensed Consolidated Statements of Cash Flows -
    Three months ended March 31, 2002 and 2001                                                              5

Notes to Condensed Consolidated Financial Statements                                                        6

Management's Discussion and Analysis of Financial Condition and Results of Operations                       11

PART II - OTHER INFORMATION                                                                                 17













 Note concerning trademarks: AVONEX(R) and AMEVIVE(R) are registered trademarks of Biogen, Inc.

                          BIOGEN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   2002                 2001

      REVENUES:

               Product                                           $  265,985           $  219,997
               Royalties                                             22,358               17,050
                                                                    -------              -------
      Total revenues                                                288,343              237,047
                                                                    -------              -------
      COSTS AND EXPENSES:
               Cost of revenues                                      39,318               29,146
               Research and development                              82,467               72,770
               Selling, general and administrative                   73,390               48,560
                                                                    -------              -------
      Total costs and expenses                                      195,175              150,476
                                                                    -------              -------
      Income from operations                                         93,168               86,571
      Other income, net                                               7,028               16,463
                                                                    -------              -------
      INCOME BEFORE INCOME  TAXES                                   100,196              103,034
      Income taxes                                                   28,055               30,911
                                                                    -------              -------
      NET INCOME                                                  $  72,141             $ 72,123
                                                                    =======              =======
      BASIC EARNINGS PER SHARE                                    $    0.49             $   0.49
                                                                    =======              =======
      DILUTED EARNINGS PER SHARE                                  $    0.47             $   0.47
                                                                    =======              =======
      SHARES USED IN COMPUTING:
      Basic earnings per share                                      148,660              148,188
                                                                    =======              =======
      Diluted earnings per share                                    152,202              153,491
                                                                    =======              =======














         See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        March 31,              December 31,
                                                                           2002                    2001
                                                                       (unaudited)
ASSETS
Current assets
       Cash and cash equivalents                                            $  94,519              $  54,042
       Marketable securities                                                  713,036                744,065
       Accounts receivable, net                                               172,936                177,582
       Deferred tax assets                                                     48,083                 44,108
       Other current assets                                                    87,495                 77,930
                                                                          -----------             ----------
       Total current assets                                                 1,116,069              1,097,727
                                                                          -----------             ----------
Property, plant and equipment
       Cost                                                                   775,833                727,825
       Less accumulated depreciation                                          181,790                171,827
                                                                          -----------             ----------
       Property, plant and equipment, net                                     594,043                555,998
                                                                          -----------             ----------
Patents, net                                                                   17,059                 16,562
Marketable securities                                                           6,955                 12,183
Other assets                                                                   41,579                 38,576
                                                                          -----------             ----------
                                                                          $ 1,775,705             $1,721,046
                                                                          ===========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable                                                   $    42,186             $   50,944
       Current portion of long-term debt                                        4,888                  4,888
       Accrued expenses and other                                             229,941                239,110
                                                                          -----------             ----------
       Total current liabilities                                              277,015                294,942
                                                                          -----------             ----------
Long-term debt, less current portion                                           41,492                 42,297
Other long-term liabilities                                                    31,875                 34,975
Commitments and contingencies                                                      --                     --

Shareholders' equity
       Common stock                                                             1,517                  1,517
       Additional paid-in capital                                             816,638                808,076
       Treasury stock, at cost                                               (150,767)              (176,123)
       Retained earnings                                                      754,832                705,893
       Accumulated other comprehensive income                                   3,103                  9,469
                                                                          -----------             ----------
       Total shareholders' equity                                           1,425,323              1,348,832
                                                                          -----------             ----------
                                                                          $ 1,775,705             $1,721,046
                                                                          ===========             ==========







         See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                   2002                  2001

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                     $ 72,141             $ 72,123
      Adjustments to reconcile net income to
         net cash provided from operating activities:
         Depreciation and amortization                                                 10,446                8,777
         Deferred income taxes                                                           (214)                 (70)
         Tax benefit of stock options                                                   8,395               12,224
         Other                                                                            (60)                 (66)
         Realized loss (gain) on sale of non-current marketable                           301               (2,540)
         securities
         Write-down of non-current marketable securities                                2,182                   --
         Changes in:
             Accounts receivable                                                        4,646               (3,626)
             Other current and other assets                                           (15,996)               2,851
             Accounts payable, accrued expenses and
                other current and long-term liabilities                               (20,512)                (319)
                                                                                     --------             --------
           Net cash flows from operating activities                                    61,329               89,354
                                                                                     --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of current marketable securities                                      (73,638)            (483,159)
      Proceeds from sales and maturities of current marketable securities              99,932              403,624
      Proceeds from sales of non-current marketable securities                            493                2,774
      Acquisitions of property and equipment                                          (48,008)             (36,553)
      Additions to patents                                                               (980)                (848)
                                                                                     --------             --------
         Net cash flows from investing activities                                     (22,201)            (114,162)
                                                                                     --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Repayments on long-term debt                                                       (805)                (805)
      Purchases of treasury stock                                                      (8,384)              (5,047)
      Issuance of treasury stock related to stock option exercises                     10,538               10,378
                                                                                     --------             --------
         Net cash flows from financing activities                                       1,349                4,526
                                                                                     --------             --------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                       40,477              (20,282)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         54,042               48,737
                                                                                     --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 94,519             $ 28,455
                                                                                     ========             ========







         See Notes to Condensed Consolidated Financial Statements.

                          BIOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Biogen, Inc. and its subsidiaries (the "Company"). The Company's accounting policies are described in the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results for the full year.

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

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method and are included in other current assets. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

                                      March 31,          December 31,
(in thousands)                           2002                2001
                                       --------           --------
Raw materials                          $ 15,143           $ 14,754
Work in process                          25,598             17,004
Finished goods                           21,028             20,161
                                       --------           --------
                                       $ 61,769           $ 51,919
                                       ========           ========

Biogen capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable future commercialization. Biogen would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or significant delay of approval by necessary regulatory bodies. At March 31, 2002, capitalized inventory related to AMEVIVE(R) (alefacept), which has not yet received regulatory approval, was $13.8 million, compared to $8.4 million at December 31, 2001.

Biogen writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by Biogen, additional inventory write-downs may be required. The Company has not had any material write-downs of inventory for the three months ended March 31, 2002.

2.  FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company assesses, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion to current earnings to the extent significant. If the

Company determines that a hedged forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

As of March 31, 2002, the Company had $14.2 million outstanding under a floating rate loan collateralized by one of the Company's laboratory and office buildings in Cambridge, Massachusetts and $32.2 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements, representing the cash requirements of the Company to settle the agreements, was approximately $2.8 million at March 31, 2002 and was included in accrued expenses and other. The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company's interest rate swaps during the three months ended March 31, 2002 or in the comparable period of 2001, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at March 31, 2002 was approximately $88.1 million. These contracts had a fair value of approximately $2.5 million, representing an unrealized gain, and were included in other current assets at March 31, 2002.

For the three months ended March 31, 2002, approximately $114,000 was recognized in earnings due to hedge ineffectiveness. For the three months ended March 31, 2001, there were no significant amounts recognized in earnings due to hedge ineffectiveness. For the three months ended March 31, 2002 and 2001, there were no significant amounts recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized approximately $683,000 of gains in product revenue and approximately $109,000 of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three months ended March 31, 2002. The Company recognized $3 million of gains in product revenue and $830,000 of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three months ended March 31, 2001. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

3.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and certain derivative instruments, net of tax. Comprehensive income for the three months ended March 31, 2002 and 2001 was $65.8 million and $56.2 million, respectively.

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

Shares used in calculating basic and diluted earnings per share for the three-month periods ending March 31, are as follows:

(in thousands)                                          2002                2001
Weighted average number of shares
      of common stock outstanding                      148,660             148,188
Dilutive stock options                                   3,542               5,303
                                                       -------             -------
Shares used in calculating diluted
     earnings per share                                152,202             153,491
                                                       =======             =======

Options to purchase approximately 6.5 million and 1.9 million shares were outstanding at March 31, 2002 and 2001, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price during the period. The put warrants sold in connection with the Company's stock repurchase program did not have a material additional dilutive effect.


5.  SHARE REPURCHASE PROGRAM

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. The Company purchased 145,000 shares during the first three months of 2002 at a cost of $8.4 million. During 2001, the Company repurchased approximately 1.5 million shares of its common stock under this program at a cost of $197.7 million. Approximately 2.4 million shares remain authorized for repurchase under this program at March 31, 2002.

6.  OTHER INCOME, NET

Other income, net consists of the following (in thousands):

                                        Three Months Ended
                                            March 31,
                                      2002              2001
Interest income                      $  10,598         $  11,785
Interest expense                        (1,013)           (1,039)
Other income (expense)                  (2,557)            5,717
                                      --------         ---------
Total other income, net               $  7,028         $  16,463
                                      ========         =========


Other income (expense) for the three months ended March 31, 2002 includes a $2.2 million write-down on unrealized losses in certain non-current marketable securities that were determined to be other than temporary. Other income (expense) for the three months ended March 31, 2001 includes realized gains on the sale of certain non-current marketable securities totaling approximately $2.5 million.

7.  INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income for the three months ended March 31, 2002 and 2001 was approximately 28% and 30%, respectively. The effective tax rate varied from the U.S. statutory rates for the first quarter of 2002 and 2001 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

8.  LITIGATION

On July 3, 1996, Berlex Laboratories, Inc. ("Berlex") filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex's "McCormick" patent (U.S. Patent No. 5,376,567) in the United States in the production of Biogen's AVONEX(R) (Interferon beta-1a) product. In November 1996, Berlex's New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex sought a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. A hearing on the parties' summary judgment motions in the case was completed in March 2000. In September 2000, the District Court rendered final judgment in favor of Biogen and against Berlex determining that Biogen's production of AVONEX did not infringe any of the claims of the Berlex patents. Berlex has appealed this decision with the Court of Appeals for the Federal Circuit. Oral arguments were presented by the parties to the Court of Appeals on November 7, 2001 and a decision is expected in the first half of 2002. In January 2002, Biogen and Berlex reached a settlement of the litigation pursuant to which the parties agreed to end the dispute in return for a payment of $20 million from Biogen to Berlex and the possibility of a second and final payment from Biogen to Berlex if the Court of Appeals were to reverse the District Court's previous ruling granting summary judgment in favor of Biogen. If the Court of Appeals were to rule against Biogen and return the case to the District Court, Biogen believes that the most likely decision would require it to make a second and final payment of $55 million to Berlex. In the event the ruling is significantly adverse to Biogen, the second and final payment to Berlex would be $230 million. As part of the settlement, Biogen and Berlex agreed not to pursue further litigation about these patents. Biogen recorded a $20 million charge in "Other Income, net" in the fourth quarter of 2001 to account for the first payment to Berlex. The Company has determined that, based on information currently available, the most probable outcome is that no additional payments will be required.

In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the "Rentschler I Patent") issued to Dr. Rentschler Biotechnologie GmbH ("Rentschler") relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision to revoke the Rentschler I Patent. Rentschler appealed that decision and an oral hearing on the appeal took place in December 2000. At the oral hearing in order to gain reinstatement of the patent, Rentschler narrowed the patent claims so as to claim only a specific cell line. Biogen does not use the specific cell line now claimed. On October 13, 1998, the Company filed another opposition with the Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the "Rentschler II Patent") with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. A hearing on the Company's opposition previously scheduled for October 2000 has been postponed, and will likely be held in 2002. While Biogen believes that the Rentschler II Patent will be revoked, if the Rentschler II Patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company's sale of AVONEX in Europe infringes a valid Rentschler II Patent, such result could have a material adverse effect on the Company's results of operation and financial position.

9.  SEGMENT INFORMATION

The Company operates in one segment, which is the business of developing, manufacturing and marketing drugs for human health care. The chief operating decision-makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment. The Company currently derives product revenues from sales of its AVONEX product for the treatment of relapsing forms of multiple sclerosis. The Company also derives revenue from royalties on worldwide sales by the Company's licensees of a number of products covered under patents controlled by the Company.

10.      SUBSEQUENT EVENTS

In April 2002, Biogen signed a development and marketing collaboration agreement (the "Celltech agreement") with Celltech Research & Development Limited ("Celltech") for the research, development, manufacturing and commercialization of CDP 571, Celltech's humanized anti-TNF alpha antibody product, which is being developed as a potential treatment for Crohn's disease and other inflammatory disorders. Under the terms of the Celltech agreement, Celltech and Biogen will share ongoing research, development and registration costs. Biogen has committed to paying Celltech additional amounts upon the completion of certain future milestones. If all the milestones were achieved, the Company would be required to pay Celltech up to an additional $5.5 million over the life of the agreement. Additionally, Biogen has committed to paying certain significant technology transfer costs to establish the manufacturing process for CDP 571 at the Company's 90,000-liter facility in Research Triangle Park, North Carolina.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2002, the Company reported net income of $72.1 million or $0.47 per diluted share. The Company also reported net income of $72.1 million or $0.47 per diluted share for the comparable period of 2001.

Total revenues for the quarter ended March 31, 2002 were $288.3 million, as compared to $237 million in the same period of 2001, an increase of $51.3 million or approximately 22%. Product revenues in the current quarter were $266 million as compared to $220 million for the same period of 2001, an increase of $46 million or approximately 21%. Product revenues from AVONEX represent approximately 92% of the Company's total revenues in the current quarter as compared to 93% for the same period in 2001. The growth in product revenues in the first quarter of 2002 over the comparable period in 2001 was primarily attributable to increases in the sales volume of AVONEX in the United States and in the fifteen member countries of the European Union ("EU"). AVONEX sales outside of the United States were approximately $68.7 million in the three months ended March 31, 2002 as compared to $58.2 million in the same period of 2001.

The Company expects to face increasing competition in the MS marketplace in and outside the United States from existing and new MS treatments that may impact sales of AVONEX. In the United States, Biogen expects future growth in AVONEX revenues to be dependent to a large extent on the Company's ability to compete successfully with Serono, Inc. ("Serono") and its REBIF(R) interferon beta 1a product which was launched in the United States in March 2002 as a treatment for relapsing/remitting MS. The FDA approved REBIF for sale in the United States over a year before the expected expiration of AVONEX's orphan drug marketing exclusivity. Biogen expects Serono to compete aggressively in the United States market. REBIF is already on the market in the EU. See "Outlook - Dependence on AVONEX Sales"; see also the Company's Annual Report on Form 10-K for the period ended on December 31, 2001 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Competition".

Revenues from royalties in the three months ended March 31, 2002 were $22.4 million, an increase of $5.3 million or approximately 31% as compared to $17.1 million of royalty revenue for the same period in 2001. Revenues from royalties represented approximately 8% of total revenues for the first three months of 2002 as compared to 7% for the same period in 2001. The growth in royalty revenues in the current quarter over the comparable period in 2001 was primarily attributable to royalties received on increased sales of alpha interferon. For a more detailed discussion of royalties, including a discussion on the Company's current arbitration with Schering-Plough Corporation ("Schering-Plough"), see "Outlook - Royalty Revenue".

COSTS AND EXPENSES

Total costs and expenses for the three months ended March 31, 2002 were $195.2 million as compared to $150.5 million in the same period of 2001, an increase of approximately 30%.

Cost of revenues in the first three months of 2002 totaled $39.3 million compared to $29.1 million in the same period of 2001, an increase of $10.2 million or 35%. The increase in cost of revenues was attributable to the higher sales volume of AVONEX. Included in cost of revenues for the three months ended March 31, 2002 and 2001 is $37.9 million and $28.3 million, respectively, of costs related to product revenues and $1.4 million and $838,000, respectively, of costs related to royalty revenue. Gross margins on product revenues decreased to approximately 86% for the first quarter of 2002 compared to 87% for the same periods in 2001. Gross margins on royalty revenue decreased to approximately 94% for the first three months of 2002 compared to 95% for the same period in 2001. The Company expects that gross margins on royalty revenue will fluctuate in the future based on changes in sales volumes for specific products.

Research and development expenses in the current quarter were $82.5 million, an increase of $9.7 million, or 13%, as compared to $72.8 million for the same period of 2001. The increase was due primarily to an increase in development costs related to the Company's ongoing collaborative investments and increases in clinical trial costs. The Company expects that, in the near and long-term, research and development expenses will increase as the Company continues to expand its development efforts with respect to new products, conducts clinical trials of these products and continues work on new formulations for AVONEX.

Selling, general and administrative expenses in the first quarter of 2002 were $73.4 million, an increase of $24.8 million or 51% as compared to the same period of 2001. This increase was primarily due to an increase in selling and marketing expenses related to the sale of AVONEX and increased costs in anticipation of the possible approval of AMEVIVE(R) (alefacept). The Company expects that selling, general and administrative expenses will continue to increase in the near term as the Company continues to expand its sales and marketing organizations and efforts necessary to sell AVONEX worldwide in response to increased competition, and as the Company prepares for the possible approval of additional products, including AMEVIVE.

OTHER INCOME, NET

Other income, net consists of the following (in thousands):

                                        Three Months Ended
                                            March 31,
                                   -----------------------------
                                      2002              2001
                                   ---------         ----------
Interest income                    $  10,598         $  11,785
Interest expense                      (1,013)           (1,039)
Other income (expense)                (2,557)            5,717
                                   ---------         ----------
Total other income, net               $7,028           $ 16,463
                                   =========         ==========


Other income, net consists primarily of interest income, partially offset by interest expense and other non-operating income and expenses. Other income, net in the current quarter was $7 million as compared to $16.5 million in 2001, a decrease of $9.5 million. Interest income for the first three months of 2002 was $10.6 million compared to $11.8 million in the same period of 2001, a decrease of $1.2 million or 10% due primarily to lower average yields. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates. Interest expense was approximately $1 million for both the first quarter of 2002 and the same period in 2001. Other income (expense) changed by $8.3 million for the first three months of 2002 compared to the same period in 2001. The decrease is due primarily to the Company's realization of gains of approximately $2.5 million on the sale of certain non-current marketable securities gains for the first quarter of 2001 compared to recognizing $2.5 million of expenses in the current period, of which $2.2 million related to the write-down of certain non-current marketable securities.

INCOME TAXES

Income tax expense as a percentage of pre-tax income for the three months ended March 31, 2002 and 2001 was approximately 28% and 30%, respectively. The effective tax rate varied from the U.S. statutory rates for the first three months of 2002 and 2001 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits. The Company's effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the U.S. tax rate will decline as a percentage of its total tax rate as international sales increase.

FINANCIAL CONDITION

At March 31, 2002, cash, cash equivalents and short-term marketable securities were $807.6 million compared with $798.1 million at December 31, 2001, an increase of $9.5 million. Working capital increased $36.3 million to $839.1 million. Net cash from operating activities (which included net income) for the first quarter of 2002 was $61.3 million compared with $89.4 million for the same period in 2001, and also included tax benefits related to stock options of $8.4 million, and a non-cash charge of $2.2 million related to the write-down of non-current marketable securities. Cash outflows from investing activities during the first three months of 2002 included investments in property and equipment and patents of $49 million and net cash inflows from investing activities related to marketable securities totaling $26.8 million. Significant cash outflows from financing activities included $8.4 million for purchases of the Company's common stock under its stock repurchase program. Cash inflows included $10.5 million from common stock option exercises and employee stock purchase plan activity.

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company's common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. The Company purchased 145,000 shares during the first three months of 2002 at a cost of $8.4 million. During 2001, the Company repurchased approximately 1.5 million shares of its common stock under this program at a cost of $197.7 million. Approximately 2.4 million shares remain authorized for repurchase under this program at March 31, 2002.

The Company's construction of its large-scale manufacturing plant in Research Triangle Park, North Carolina, was substantially completed in the first quarter of 2002. Additionally, the Company began expansion of its Research Triangle Park, North Carolina complex in 2001 by constructing a laboratory office building and adding manufacturing capacity. The projects are expected to be completed by the summer of 2003 at a total cost of approximately $89 million. As of March 31, 2002, the Company had committed $69 million for construction costs, of which $27.2 million had been spent. The Company is also completing plans to build a fill-finish plant in Denmark. The Company expects that construction will commence in 2003, at an estimated cost of $130 million. At March 31, 2002, $23 million had been committed for construction costs related to the fill-finish plant in Denmark, of which $20 million had been spent.

In April 2002, Biogen signed a development and marketing collaboration agreement (the "Celltech agreement") with Celltech Research & Development Limited ("Celltech") for the research, development, manufacturing and commercialization of CDP 571, Celltech's humanized anti-TNF alpha antibody product, which is being developed as a potential treatment for Crohn's disease and other inflammatory disorders. Under the terms of the Celltech agreement, Celltech and Biogen will share ongoing research, development and registration costs. Biogen has committed to paying Celltech additional amounts upon the completion of certain future milestones. If all the milestones were achieved, the Company would be required to pay Celltech up to an additional $5.5 million over the life of the agreement. Additionally, Biogen has committed to paying certain significant technology transfer costs to establish the manufacturing process for CDP 571 at the Company's 90,000-liter facility in Research Triangle Park, North Carolina.

Several legal proceedings involving the Company were pending during the current quarter. See Note 8 of the Notes to the Condensed Consolidated Financial Statements. See also Item 1 - Business, "Patents and Other Proprietary Rights" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for discussions of these legal proceedings.

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

OUTLOOK

SAFE HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, statements regarding expectations regarding regulatory approvals, the marketing of additional products and predictions as to the impact of competitive products, predictions regarding the anticipated outcome of pending or anticipated litigation, arbitration and patent-related proceedings, statements regarding expectations regarding facility expansion and statements regarding expectations as to the value of its investments in certain marketable securities. These and all other forward-looking statements are made based on Biogen's current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from Biogen's expectations and which could negatively impact Biogen's financial condition and results of operations are discussed below and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

DEPENDENCE ON AVONEX(R) SALES

Biogen's ability to sustain increases in revenues and profitability until at least approval and launch of a second product will be primarily dependent on the level of revenues and profitability from AVONEX sales. The level of revenues from sales of AVONEX will depend on a number of factors, including: continued market acceptance of AVONEX worldwide; Biogen's ability to maintain a high level of patient satisfaction with AVONEX; the nature of regulatory and pricing decisions related to AVONEX worldwide; the extent to which AVONEX continues to receive and maintains reimbursement coverage; the success of ongoing development related to AVONEX in expanded MS indications; the continued accessibility of third parties to vial, label, and distribute AVONEX on acceptable terms; success in revoking the Rentschler II patent since if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that Biogen's sale of AVONEX in Europe infringes a valid Rentschler II patent, such result could have a material adverse effect on the Company's results of operation and financial condition; and the Company's ability to sustain market share of AVONEX in light of the impact of competitive products for the treatment of MS. In the United States, Biogen expects future growth in AVONEX revenues to be dependent to a large extent on the Company's ability to compete successfully with Serono, Inc. ("Serono") and its REBIF(R) interferon beta 1a product which was launched in the United States in March 2002 as a treatment for relapsing/remitting MS. The FDA approved REBIF for sale in the United States over a year before the expected expiration of AVONEX's orphan drug marketing exclusivity. Biogen expects Serono to compete aggressively in the United States market. REBIF is already on the market in the EU. See the Company's Annual Report on Form 10-K for the period ended on December 31, 2001 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Competition" and "Business - Patents and Other Proprietary Rights".

ROYALTY REVENUE

Biogen receives royalty revenues which, prior to 2001, contributed a significant amount to its overall profitability. Royalty revenues have decreased significantly in recent years primarily as the result of patent expirations, see "Outlook - Patents and Other Proprietary Rights," and a royalty dispute with Schering-Plough. As noted above, Biogen is currently in arbitration with Schering-Plough on the issue of whether and to what extent Schering-Plough has an obligation to pay royalties in the United States on sales of its alpha interferon products. Schering-Plough has taken the position that a Court of Appeal's decision affirming a District Court's ruling which narrowed the scope of the claims of Biogen's United States alpha interferon patent (the "901 Patent") allowed it to discontinue royalty payments to Biogen in the United States on sales of its alpha interferon products. The Court of Appeals decision came as part of a suit filed by Schering-Plough, as Biogen's exclusive licensee, against Amgen, Inc. ("Amgen") to enforce the 901 Patent which Schering-Plough claimed was infringed by Amgen's consensus interferon product. Biogen disagrees with Schering-Plough's position and has filed for arbitration to compel payment of unpaid past royalties and to ensure payment of royalties due in the future under the license agreement. Given Schering-Plough's history of taking aggressive positions in contract interpretation, Biogen has included claims in the arbitration which would resolve issues related to future royalty payments to pre-empt any potential challenges by Schering-Plough. These claims include asking the arbitration panel to confirm Schering-Plough's obligation to commence royalty payments in July 2002 (the expiration date of the 901 Patent) based on a patent application owned by F. Hoffman-LaRoche ("Roche") and Genentech, Inc. ("Genentech"). The agreement between Biogen and Schering-Plough extending Schering-Plough's royalty obligation beyond the expiration date of the 901 Patent was part of the settlement of a lawsuit between Biogen and Roche/Genentech. In return for Schering-Plough's agreement to extend its royalty obligation, Biogen settled the lawsuit with Roche/Genentech and Roche granted Schering-Plough an exclusive license for Schering-Plough to sell its products under the Roche/Genentech patent rights that were the subject of the dispute. Biogen intends to vigorously pursue its claims against Schering-Plough, but there is no guarantee that Biogen will be successful in its efforts.

There are a number of other factors which could also cause the actual level of royalty revenue to differ from Biogen's expectations. For example, pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products may have an impact on product sales by Biogen's licensees. In addition, sales levels of products sold by Biogen's licensees may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored programs. Since Biogen is not involved in the development or sale of products by its licensees, it cannot be certain of the timing or potential impact of factors which may affect sales by licensees. See "Outlook - Patents and Other Proprietary Rights."

There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company's success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit regarding the "McCormick" patents, and regulatory matters, see the Company's Annual Report on Form 10-K for the period ended December 31, 2001 under the headings "Business - Risks Associated with Drug Development", "Business - Patents and Other Proprietary Rights", "Business - Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

PRODUCTS

AVONEX is currently the only product sold by Biogen. Biogen's long-term viability and growth will depend on the successful development and commercialization of other products from its research and development activities and collaborations. Biogen expects that its next product on the market will be AMEVIVE. In the second quarter of 2001, the Company completed Phase 3 clinical studies of both the intramuscular and intravenous formulations of AMEVIVE in patients with moderate to severe psoriasis. In August of 2001, Biogen completed a simultaneous filing for regulatory approval of AMEVIVE in the United States and Europe, with submission of data from the clinical studies. The applications are currently under review by both the FDA and regulatory authorities in the EU. The Dermatologic and Opthalmic Drugs Advisory Committee of the FDA is scheduled to review the registrational filing of AMEVIVE on May 23, 2002. Biogen continues to expand its development efforts related to other potential products in its pipeline. The expansion of the pipeline may include increases in spending on internal projects, the acquisition of third-party technologies or products or other types of investments. Product development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Many important factors affect Biogen's ability to successfully develop and commercialize AMEVIVE and its other potential products, including the ability to obtain and maintain necessary patents and licenses, to demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process, to overcome technical hurdles that may arise, to meet applicable regulatory standards, to obtain reimbursement coverage for the products, to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products successfully. Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk exists that unexpected concerns may arise from analysis of data or from additional data or that obstacles may arise or issues be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with the Company's view of the data or require additional data or information or additional studies. There can be no assurance that Biogen will be successful in its efforts to develop and commercialize new products.


PATENTS AND OTHER PROPRIETARY RIGHTS

Biogen has numerous issued patents and patent applications pending on a number of its processes and products. Biogen has also obtained rights to certain patents under licenses with third parties which provide for the payment of royalties. There can be no assurances that Biogen's existing patents or others, if obtained, will substantially protect or commercially benefit Biogen. In addition, Biogen does not know to what extent its pending patent applications or patent applications licensed from third parties will be granted or whether any of Biogen's patents will prevail if they are challenged in litigation. Also, there is also no assurance that third parties have not or will not be granted patents claiming subject matter necessary to Biogen's business. Biogen is aware that others, including various universities and companies working in the biotechnology field, have also filed patent applications and have been granted patents in the United States and in other countries claiming subject matter potentially useful or necessary to Biogen's business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. For example, Genentech has been granted patents and is prosecuting other patent applications in the United States and certain other countries which it may allege are currently used by Biogen and the rest of the biotechnology industry to produce recombinant proteins in host cells. Genentech has offered to Biogen and others in the industry non-exclusive licenses under some of those patents and patent applications for various proteins and in various fields of use, but not for others. Biogen is also aware of certain patents held by Genentech relating to immunoadhesion technology that Genentech may take the position are valid and infringed by Biogen's future commercial activities with AMEVIVE. Biogen is evaluating these patents to determine if a license should be taken. The ultimate scope and validity of Genentech's patents, of other existing patents, or of patents which may be granted to third parties in the future, and the extent to which Biogen may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, currently cannot be determined by Biogen. There has been, and Biogen expects that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Such litigation could create uncertainty and consume substantial resources.

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


                                       BIOGEN, INC.

Dated: May 3, 2002                     /s/ Peter N. Kellogg

                                       Executive Vice President - Finance and
                                        Chief Financial Officer