Form 10-K/A
period 2001-12-31
BIOGEN INC
filed 2002-06-28
CIK 714655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-12042

BIOGEN, INC.

(Exact name of Registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3002117 (I.R.S. Employer Identification No.)

14 Cambridge Center, Cambridge, Massachusetts 02142
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (617) 679-2000

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

Yes         No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Aggregate market value of Common Stock held by non-affiliates of the Registrant at March 26, 2002 (excludes shares held by affiliates): $7,324,113,016. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. Common Stock outstanding at March 26, 2002: 148,511,993 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report, and portions of the Registrant’s 2001 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.

         This form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to add as exhibits to the Form 10-K the financial statements for the Biogen Savings Plan and the related independent accountants’ consent.

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

BIOGEN, INC.

By:	/s/ Peter N. Kellogg Peter N. Kellogg Executive Vice President – Finance and Chief Financial Officer

Dated June 28, 2002