Form 10-Q
period 2002-09-30
BIOGEN INC
filed 2002-10-18
CIK 714655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

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

Yes [ X ]      No [   ]

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 8, 2002 was 149,064,423 shares.

PART I — FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II – OTHER INFORMATION
EX-3.1 By-Laws
EX-10.1 Letter Agreement w/ J.L. Vincent, 7/15/02
EX-10.2 Letter Agreement re: J.L. Vincent, 7/15/02
EX-99.1 Certification Pursuant to Section 906

BIOGEN, INC.

Note concerning trademarks: AVONEX® and AMEVIVE® are registered trademarks of Biogen, Inc.

BIOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:

Product	$261,563	$248,107	$778,090	$711,244

Royalties	26,765	15,990	67,844	50,485

Total revenues	288,328	264,097	845,934	761,729

COSTS AND EXPENSES:

Cost of revenues	42,050	36,458	117,577	100,806

Research and development	104,551	78,895	276,366	230,783

Selling, general and administrative	72,646	59,157	237,603	162,906

Total costs and expenses	219,247	174,510	631,546	494,495

Income from operations	69,081	89,587	214,388	267,234

Other income (expense), net	(10,459)	10,147	4,673	38,143

INCOME BEFORE INCOME TAXES	58,622	99,734	219,061	305,377

Income taxes	16,414	29,911	61,337	91,579

NET INCOME	$42,208	$69,823	$157,724	$213,798

BASIC EARNINGS PER SHARE	$0.28	$0.47	$1.06	$1.44

DILUTED EARNINGS PER SHARE	$0.28	$0.46	$1.04	$1.40

SHARES USED IN COMPUTING:

Basic earnings per share	149,521	148,412	149,137	148,401

Diluted earnings per share	151,397	152,636	151,878	153,155

         See Notes to Condensed Consolidated Financial Statements.

BIOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$50,507	$54,042

Marketable securities	777,890	744,065

Accounts receivable, net	158,177	177,582

Deferred tax assets	43,320	44,108

Other current assets	117,023	77,930

Total current assets	1,146,917	1,097,727

Property, plant and equipment

Cost	892,865	727,825

Less accumulated depreciation	202,036	171,827

Property, plant and equipment, net	690,829	555,998

Patents, net	15,574	16,562

Other assets	31,652	50,759

	$1,884,972	$1,721,046

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$43,442	$50,944

Current portion of long-term debt	4,888	4,888

Accrued expenses and other	225,670	239,110

Total current liabilities	274,000	294,942

Long-term debt, less current portion	39,048	42,297

Other long-term liabilities	28,805	34,975

Commitments and contingencies	—	—

Shareholders’ equity

Common stock	1,517	1,517

Additional paid-in capital	825,912	808,076

Treasury stock, at cost	(111,146)	(176,123)

Retained earnings	812,131	705,893

Accumulated other comprehensive income	14,705	9,469

Total shareholders’ equity	1,543,119	1,348,832

	$1,884,972	$1,721,046

         See Notes to Condensed Consolidated Financial Statements.

BIOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$157,724	$213,798

Adjustments to reconcile net income to net cash provided from operating activities:

Depreciation and amortization	31,357	28,124

Tax benefit of stock options	16,283	27,396

Other	5,282	1,022

Realized loss (gain) on sale of non-current marketable securities	301	(4,321)

Impairment of non-current marketable securities	10,095	—

Loan loss reserve	10,500	—

Changes in:

Accounts receivable	22,729	(15,844)

Other current and other assets	(46,632)	(17,948)

Accounts payable, accrued expenses and other current and long-term liabilities	(40,041)	27,022

Net cash flows from operating activities	167,598	259,249

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of current marketable securities	(319,965)	(758,033)

Proceeds from sales and maturities of current marketable securities	300,649	681,479

Proceeds from sales of non-current marketable securities	493	4,816

Acquisitions of property and equipment	(162,268)	(131,718)

Additions to patents	(406)	(3,481)

Net cash flows from investing activities	(181,497)	(206,937)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayments on long-term debt	(3,249)	(3,249)

Purchases of treasury stock	(8,384)	(63,131)

Issuance of treasury stock related to stock option exercises	21,876	24,844

Other	69	10

Net cash flows from financing activities	10,312	(41,526)

Effect of exchange rate changes on cash	52	88

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,535)	10,874

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,042	48,737

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,507	$59,611

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

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out (“FIFO”) method and are included in other current assets. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

	September 30,	December 31,
(in thousands)	2002	2001

Raw materials	$24,292	$14,754

Work in process	26,293	17,004

Finished goods	39,667	20,161

	$90,252	$51,919

Biogen capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. Biogen would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. At September 30, 2002 and December 31, 2001, capitalized inventory related to AMEVIVE® (alefacept), which has not yet received regulatory approval, was $24.2 million and $8.4 million, respectively.

Biogen writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by Biogen, additional inventory write-downs may be required. The Company wrote down $5.5 million and $6.1 million, respectively, of unmarketable inventory for the three and nine months ended September 30, 2002, of which $4.2 million was charged to research and development expense for product not yet commercialized, and the remainder was charged to cost of revenues.

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

As of September 30, 2002, the Company had $13.3 million outstanding under a floating rate loan collateralized by one of the Company’s laboratory and office buildings in Cambridge, Massachusetts and $30.6 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements, representing the cash requirements of the Company to settle the agreements, was approximately $5.4 million and $3.3 million at September 30, 2002 and December 31, 2001, respectively, and was included in “accrued expenses and other.” The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company’s interest rate swaps during the three and nine months ended September 30, 2002 or in the comparable periods of 2001, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at September 30, 2002 was approximately $90.9 million. These contracts had a fair value of approximately $5.8 million, representing an unrealized loss, and were included in other current liabilities at September 30, 2002.

For the three months ended September 30, 2002, there were no significant amounts recognized in earnings due to hedge ineffectiveness. For the nine months ended September 30, 2002, approximately $620,000 was recognized in expenses due to hedge ineffectiveness. For the three and nine months ended September 30, 2001, there were no significant amounts recognized in earnings due to hedge ineffectiveness. For the three and nine months ended September 30, 2002 and 2001, there were no significant amounts recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized approximately $2.3 million and $2.7 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2002, respectively. The Company recognized approximately $617,000 and $911,000 of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2002, respectively. The Company recognized $426,000 of losses and $6.3 million of gains in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2001, respectively. The Company recognized $29,000 of losses and $1.8 million of gains in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2001, respectively. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

3. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and certain derivative instruments, net of tax. Comprehensive income for the three months ended September 30, 2002 and 2001 was $54.3 million and $60.7 million, respectively. Comprehensive income for the nine months ended September 30, 2002 and 2001 was $163 million and $196 million, respectively.

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

Shares used in calculating basic and diluted earnings per share for the three and nine month periods ending September 30, are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,

	2002	2001	2002	2001

Weighted average number of shares of common stock outstanding	149,521	148,412	149,137	148,401

Dilutive stock options and warrants	1,876	4,224	2,741	4,754

Shares used in calculating diluted earnings per share	151,397	152,636	151,878	153,155

Options to purchase approximately 10.7 million and 3.6 million shares were outstanding at September 30, 2002 and 2001, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

5. SHARE REPURCHASE PROGRAM

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company’s common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. The Company purchased 145,000 shares from January 1, 2002 through September 30, 2002 at a cost of $8.4 million. During 2001, the Company repurchased approximately 1.5 million shares of its common stock under this program at a cost of $88.3 million. Approximately 2.4 million shares remain authorized for repurchase under this program at September 30, 2002.

6. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income	$10,255	$10,787	$31,320	$33,266

Interest expense	(733)	(936)	(2,655)	(3,025)

Other income (expense)	(19,981)	296	(23,992)	7,902

Total other income (expense), net	$(10,459)	$10,147	$4,673	$38,143

Other income (expense) for the three and nine months ended September 30, 2002 includes $911,000 and $3.7 million, respectively, of losses attributable to a fund in which Biogen has invested, and $7.9 million and $10.1 million, respectively, of impairments of unrealized losses that were determined to be other than temporary for certain non-current marketable securities. As a result of these impairments, Biogen’s investment in these non-current marketable securities totaled $5.3 million at September 30, 2002. Additionally, included in other income (expense) was a $10.5 million charge for the establishment of a reserve related to an outstanding loan to a collaborator at September 30, 2002. Other income (expense) for the three and nine months ended September 30, 2001 includes realized gains on the sale of certain non-current marketable securities totaling approximately $1 million and $4.3 million, respectively.

7. INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income was 28% for the three and nine months ended September 30, 2002 and was 30% for the three and nine months ended September 30, 2001. The effective tax rate varied from the U.S. statutory rates for the first nine months of 2002 and 2001 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits. The Company’s effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the corporate tax rate will decline as international sales increase.

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

In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office to oppose a European patent (the “Rentschler I Patent”) issued to Dr. Rentschler Biotechnologie GmbH (“Rentschler”) relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision to revoke the Rentschler I Patent. Rentschler appealed that decision and an oral hearing on the appeal took place in December 2000. At the oral hearing in order to gain reinstatement of the patent, Rentschler narrowed the patent claims so as to claim only a specific cell line. Biogen does not use the specific cell line now claimed. On October 13, 1998, the Company filed another opposition with the

Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the “Rentschler II Patent”) with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. A hearing on the Company’s opposition previously scheduled for October 2000 has been set for November 2002. While Biogen believes that the Rentschler II Patent will be revoked, if the Rentschler II Patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that the Company’s sale of AVONEX in any European Union country in which Biogen has substantial sales of AVONEX infringes a valid Rentschler II Patent, such result could have a material adverse effect on the Company’s results of operation and financial position.

9. SEGMENT INFORMATION

The Company operates in one segment, which is the business of developing, manufacturing and marketing drugs for human health care. The chief operating decision-makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment. The Company currently derives product revenues from sales of its AVONEX product for the treatment of relapsing forms of multiple sclerosis. The Company also derives revenue from royalties on sales by the Company’s licensees of a number of products covered under patents controlled by the Company.

10. SIGNIFICANT EVENT

In the three months ended September 30, 2002, the Company recorded a $440,000 final charge for the acceleration of certain stock options associated with the retirement of James L. Vincent as Chairman of the Board and as Director of Biogen. For the nine months ended September 30, 2002, the Company recorded charges of $6.2 million related to Mr. Vincent's retirement. The severance and other benefits are consistent with his 1985 employment agreement, as amended in 1996. Additionally, in connection with his retirement, the Company sold to Mr. Vincent certain assets. The value of those assets was determined by a third party appraiser and resulted in an insignificant gain to the Company. In July 2002, the Board elected James C. Mullen as the new Chairman.

11. NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

12. SUBSEQUENT EVENT

In October 2002, Biogen settled its arbitrations with Schering-Plough over royalties on U.S. sales of alpha interferon products. As part of the settlement, Biogen expects to receive in the fourth quarter of 2002 a one-time payment in the range of $45 to $50 million. In addition, Schering-Plough has agreed, effective October 1, 2002, to commence its royalty obligations to Biogen on United States sales of alpha interferon products based on a 1998 agreement between the two companies.

BIOGEN, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Biogen, Inc. (the “Company” or “Biogen”) is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company currently derives revenues from sales of its AVONEX® (Interferon beta-1a) product for the treatment of relapsing forms of multiple sclerosis (“MS”). The Company also derives revenue from royalties on sales by the Company’s licensees of a number of products covered under patents controlled by the Company.

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

For the quarter ended September 30, 2002, the Company reported net income of $42.2 million or $0.28 per diluted share as compared to $69.8 million or $0.46 per diluted share for the comparable period of 2001. For the nine months ended September 30, 2002, the Company reported net income of $157.7 million or $1.04 per diluted share as compared to $213.8 million or $1.40 per diluted share for the comparable period of 2001.

Revenues

	Three months ended			Nine months ended
(in millions)	September 30,		%	September 30,		%

	2002	2001	Change	2002	2001	Change

Product revenues

United States	$186.2	$182.8	2%	$559.3	$517.7	8%

Rest of world	75.3	65.3	15%	218.8	193.5	13%

Total	261.5	248.1	5%	778.1	711.2	9%

Royalty revenues	26.8	16.0	67%	67.8	50.5	34%

Total revenues	$288.3	$264.1	9%	$845.9	$761.7	11%

Product revenues
 Product revenues from AVONEX represent approximately 91% and 92%, respectively, of the Company’s total revenues in the three and nine months ended September 30, 2002. Product revenues from AVONEX represented approximately 94% and 93%, respectively, of the Company’s total revenues in the three and nine months ended September 30, 2001. The growth in product revenues in the three and nine months ended September 30, 2002 over the comparable period in 2001 was primarily attributable to increases in the sales volume of AVONEX in the United States and in the fifteen member countries of the European Union (“EU”). Product revenues in the United States grew 2%. Growth was affected by increased competition and a softening of the MS marketplace growth rate in the United States.

The Company expects to face increasing competition in the MS marketplace worldwide from existing and new MS treatments that may impact sales of AVONEX. Biogen expects future growth in AVONEX revenues to be dependent to a large extent on the Company’s ability to compete successfully. Biogen also expects that future AVONEX sales may be affected by slowing growth in the MS market. See “Outlook – Dependence on AVONEX Sales”; see also the Company’s Annual Report on Form 10-K for the period ended on December 31, 2001 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook — Competition.”

Royalty revenues
 Revenues from royalties represented approximately 9% and 8%, respectively, of total revenues for the three and nine months ended September 30, 2002. Revenues from royalties represented approximately 6% and 7%, respectively, of total revenues for three and nine months ended September 30, 2001. The growth in royalty revenues for the three and nine month periods of 2002 over the comparable periods in 2001 was primarily attributable to royalties received on increased sales of alpha interferon products in certain EU markets where the Company continues to receive royalties. For a more detailed discussion of royalties, including a discussion on the Company’s recently settled arbitration with Schering-Plough Corporation (“Schering-Plough”), see “Outlook – Royalty Revenue”.

COSTS AND EXPENSES

	Three months ended			Nine months ended
	September 30,		%	September 30,		%

(in millions)	2002	2001	Change	2002	2001	Change

Cost of revenues	$42.0	$36.5	15%	$117.6	$100.8	17%

Research and development	104.6	78.9	33%	276.3	230.8	20%

Selling, general & administrative	72.6	59.1	23%	237.6	162.9	46%

Total costs and expenses	$219.2	$174.5	26%	$631.5	$494.5	28%

Cost of revenues increased 15% in the third quarter and 17% in the first nine months of 2002 from the comparable periods in 2001. The increase in cost of revenues was attributable to the higher sales volume of AVONEX. Included in cost of revenues for the three months ended September 30, 2002 and 2001 is $40.3 million and $35.4 million, respectively, of costs related to product revenues and $1.7 million and $1.1 million, respectively, of costs related to royalty revenue. Included in cost of revenues for the nine months ended September 30, 2002 and 2001 is $113.3 million and $97.6 million, respectively, of costs related to product revenues and $4.3 million and $3.2 million, respectively, of costs related to royalty revenue. Gross margins on product revenues were approximately 85% and 86% for the three months ended September 30, 2002 and 2001, respectively. Gross margins on product revenues were approximately 85% and 86% for the nine months ended September 30, 2002 and 2001, respectively. Gross margins on royalty revenue were approximately 93% for the three months ended September 30, 2002 and 2001. Gross margins on royalty revenue were approximately 94% for the nine months ended September 30, 2002 and 2001. The Company expects that gross margins on royalty revenue will fluctuate in the future based on changes in sales volumes for specific products.

Research and development expenses increased 33% in the third quarter and 20% in the first nine months of 2002 from the comparable periods in 2001. The increase was due primarily to an increase in development costs related to the Company’s ongoing collaborative development programs, including $14 million for the achievement of certain milestones and related support during the quarter, and increases in clinical trial costs. The Company expects that, in the near and long-term, research and development expenses may increase as the Company continues to expand its development efforts with respect to new products, conducts clinical trials of these products and continues to work on new formulations for AVONEX.

Selling, general and administrative expenses increased 23% in the third quarter and 46% in the first nine months of 2002 from the comparable periods in 2001. These increases were primarily due to an increase in selling and marketing expenses related to the sale of AVONEX and increased costs in anticipation of the possible approval of AMEVIVE® (alefacept). Selling, general and administrative expenses for the nine months ended September 30, 2002 also includes approximately $6.2 million of severance and other benefits related to the retirement of Mr. Vincent as the Chairman of the Board. If the Company receives regulatory approval to market AMEVIVE in the United States and the EU, selling, general and administrative expenses will increase in the near and long term.

OTHER INCOME (EXPENSE), NET

Total other income (expense), net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

	2002	2001	2002	2001

Interest income	$10,255	$10,787	$31,320	$33,266

Interest expense	(733)	(936)	(2,655)	(3,025)

Other income (expense)	(19,981)	296	(23,992)	7,902

Total other income (expense), net	$(10,459)	$10,147	$4,673	$38,143

Total other income (expense), net consists of interest income, offset by interest expenses and other non-operating income and expenses. Total other income (expense), net in the current quarter of 2002 was $10.5 million in losses as compared to $10.1 million in income in 2001, a decrease of $20.6 million. Total other income, net in the nine months ended September 30, 2002 was $4.7 million as compared to $38.1 million in 2001, a decrease of $33.4 million.

Interest income for the three months ended September 30, 2002 was $10.3 million compared to $10.8 million in the same period of 2001, a decrease of $0.5 million or 5%. Interest income for the first nine months of 2002 was $31.3 million compared to $33.3 million in the same period of 2001, a decrease of $2 million or 6%. The decreases in interest income for the three and nine months were due primarily to lower average yields on invested funds. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates.

Interest expense in the three months ended September 30, 2002 was approximately $0.7 million compared to $0.9 million for the same period in 2001, a decrease of $0.2 million or 22%. Interest expense for the nine months ended September 30, 2002 was approximately $2.7 million compared to $3.0 million for the same period in 2001, a decrease of $0.3 million or 12%. The decrease in interest expense and was due to lower borrowings outstanding.

Other income (expense) decreased by $20.3 million for the third quarter of 2002 compared to the same period in 2001. Other income (expense) decreased by $31.9 million for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease in other income (expense) for the three and nine months ended September 30, 2002 is due in part to the Company’s recognition of $0.9 million and $3.7 million, respectively, of losses attributable to a fund in which Biogen has invested, and $7.9 million and $10.1 million, respectively, of impairments of unrealized losses that were determined to be other than temporary for certain non-current marketable securities. As a result of these impairments, Biogen’s investment in these non-current marketable securities totaled $5.3 million at September 30, 2002. Additionally, included in other income (expense) for the three and nine months ended September 30, 2002 was a $10.5 million charge for the establishment of a reserve related to an outstanding loan to a collaborator at September 30, 2002. For the three and nine months ended September 30, 2001, other income (expense)  included $1 million and $4.3 million, respectively, of realized gains from sales of certain non-current marketable securities.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 28% for the three and nine months ended September 30, 2002 and was 30% for the three and nine months ended September 30, 2001. The effective tax rate varied from the U.S. statutory rates for the first nine months of 2002 and 2001 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits. The Company’s effective tax rate outside the U.S. is lower than the U.S. tax rate, and the Company expects that the corporate tax rate will decline as international sales increase.

FINANCIAL CONDITION

At September 30, 2002, cash, cash equivalents and short-term marketable securities were $828.4 million compared with $798.1 million at December 31, 2001, an increase of $30.3 million. Working capital increased $70.1 million to $872.9 million. Net cash from operating activities (which included net income) for the nine-month period ending September 30, 2002 was $167.6 million compared with $259.2 million for the same period in 2001, and included tax benefits related to stock options of $16.3 million, a non-cash adjustment of $10.1 million related to the impairment of non-current marketable securities, and a non-cash adjustment of $10.5 million for the establishment of a reserve related to an outstanding loan to a collaborator at September 30, 2002. Cash outflows from investing activities during the nine months ended September 30, 2002 included investments in property and equipment and patents of $162.7 million and net cash outflows from investing activities related to marketable securities totaling $18.8 million. Significant cash outflows from financing activities included $8.4 million for purchases of the Company’s common stock under its stock repurchase program and $3.2 million for repayments on loan agreements with banks. Cash inflows from financing included $21.9 million from common stock option exercises and employee stock purchase plan activity.

In October 2002, Biogen settled its arbitrations with Schering-Plough over royalties on U.S. sales of alpha interferon products. As part of the settlement, Biogen expects to receive in the fourth quarter of 2002 a one-time payment in the range of $45 to $50 million. In addition, Schering-Plough has agreed, effective October 1, 2002, to commence its royalty obligations to Biogen on United States sales of alpha interferon products based on a 1998 agreement between the two companies.

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company’s common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. The Company purchased 145,000 shares during the first nine months of 2002 at a cost of $8.4 million. During 2001, the Company repurchased approximately 1.5 million shares of its common stock under this program at a cost of $88.3 million. Approximately 2.4 million shares remain authorized for repurchase under this program at September 30, 2002.

The Company’s construction of the large scale manufacturing plant in Research Triangle Park, North Carolina was substantially completed in the first quarter of 2002. The Company began further expansion of its Research Triangle Park, North Carolina complex in 2001 with commencement of construction of a laboratory office building and additional manufacturing capacity. These additional projects are expected to be completed by the summer of 2003 at a total cost of approximately $92 million. As of September 30, 2002, the Company had committed $76.1 million for construction costs related to these additional projects, of which $60.9 million had been spent. The Company is also completing plans to build a manufacturing plant in Denmark. The Company expects that construction will commence in 2003 at an estimated cost of $250 million. At September 30, 2002, $36.3 million had been authorized for costs related to the manufacturing plant in Denmark, of which $21.7 million had been spent.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer and Executive Vice President-Finance and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on October 15, 2002, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

Changes in Internal Controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

OUTLOOK

SAFE HARBOR

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, timing of clinical trials, potential outcome of clinical programs, regulatory approvals, marketing of additional products, impact of competitive products, anticipated outcome of pending or anticipated litigation and patent-related proceedings, facility expansion and the value of investments in certain marketable securities. These and all other forward-looking statements are made based on Biogen’s current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from Biogen’s expectations and which could negatively impact Biogen’s financial condition and results of operations are discussed below and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Biogen does not undertake any obligation to publicly update any forward-looking statements.

DEPENDENCE ON AVONEX® SALES

Biogen’s ability to sustain increases in revenues and profitability until at least approval and successful launch of a second product will be primarily dependent on the level of revenues and profitability from AVONEX sales. The level of revenues from sales of AVONEX will depend on a number of factors, including: continued market acceptance of AVONEX worldwide; Biogen’s ability to maintain a high level of patient satisfaction with AVONEX; the nature of regulatory and pricing decisions related to AVONEX worldwide; the level of growth in the overall MS marketplace; the extent to which AVONEX continues to receive and maintains reimbursement coverage; the nature of legislative actions affecting the pharmaceutical industry; the success of ongoing development related to AVONEX in expanded MS indications; the continued accessibility of third parties to vial, label, and distribute AVONEX on acceptable terms; success in revoking the Rentschler II patent since if the patent were to be upheld and if Rentschler were to obtain, through legal proceedings, a determination that Biogen’s sale of AVONEX in any European country in which Biogen has substantial sales of AVONEX infringes a valid Rentschler II patent, such result could have a material adverse effect on the Company’s results of operation and financial condition; and the Company’s ability to sustain market share of AVONEX in light of the impact of competitive products for the treatment of MS. AVONEX competes in the United States and EU markets primarily with four products: COPAXONE®, sold by Teva Neuroscience, Inc. (“Teva”) in the United States and co-promoted by Teva and Aventis Pharma in the EU, BETASERON®, sold by Berlex in the United States and sold under the name of BETAFERON® by Schering A.G. in the EU, NOVANTRONE®, sold by Amgen, Inc. and REBIF® which was launched in the United States by Serono in March 2002. Serono announced in July 2002 that it reached an agreement to co-promote REBIF in the United States with Pfizer Inc. The Company expects there to be aggressive competition among these companies in the MS market worldwide. See the Company’s Annual Report on Form 10-K for the period ended on December 31, 2001 under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Outlook — Competition” and “ Business — Patents and Other Proprietary Rights”.

ROYALTY REVENUE

Biogen receives royalty revenues which, prior to 2001, contributed a significant amount to its overall profitability. Royalty revenues have decreased significantly in recent years primarily as the result of patent expirations, see “Outlook — Patents and Other Proprietary Rights,” and a royalty dispute with Schering-Plough. In October 2002, Biogen settled its arbitrations with Schering-Plough over royalties on U.S. sales of alpha interferon products. As part of the settlement, Biogen expects to receive in the fourth quarter of 2002 a one-time payment in the range of $45 to $50 million. In addition, Schering-Plough has agreed, effective October 1, 2002, to commence its royalty obligations to Biogen on United States sales of alpha interferon products based on a 1998 agreement between the two companies.

There are a number of other factors which could also cause the actual level of royalty revenue to fluctuate. For example, pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products may have an impact on product sales by Biogen’s licensees. In addition, sales levels of products sold by Biogen’s licensees may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government sponsored programs. Since Biogen is not involved in the development or sale of products by its licensees, it cannot be certain of the timing or potential impact of factors which may affect sales by licensees. See “Outlook — Patents and Other Proprietary Rights.”

There can be no assurance that the Company will achieve a positive outcome with respect to any of the factors discussed in this Section or that the timing and extent of the Company’s success with respect to any combination of these factors will be sufficient to result in sustained increases in revenues or profitability or the sustained profitability of the Company. For a further discussion of risks regarding drug development, patent matters, including the Berlex lawsuit regarding the “McCormick” patents and future patent expirations affecting royalty revenues, and regulatory matters, see the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 under the headings “Business — Risks Associated with Drug Development”, “Business –Patents and Other Proprietary Rights”, “Business — Regulation”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.”

PRODUCTS

AVONEX is currently the only product sold by Biogen. Biogen’s long-term viability and growth will depend on the successful development and commercialization of other products from its research and development activities and collaborations.

Biogen expects that its next product on the market will be AMEVIVE for the treatment of moderate-to-severe chronic plaque psoriasis. The applications for marketing approval of AMEVIVE are currently under review by both the FDA and regulatory authorities in the EU. On May 23, 2002, the Dermatologic and Ophthalmic Drugs Advisory Committee of the FDA voted to recommend AMEVIVE for marketing approval. In June 2002, Biogen received a Complete Response Letter from the FDA on the AMEVIVE filing. No new clinical trials of AMEVIVE were requested prior to approval. The FDA proposed post-marketing clinical studies to further profile the safety and effectiveness of AMEVIVE. After review of the information Biogen submitted to reply to the Complete Response Letter, FDA determined that the AMEVIVE filing was a class 2 resubmission. Approval of AMEVIVE is subject to Biogen’s ability to work with the FDA to adequately address the questions and provide the clarification and information requested by the FDA. Approval is also subject to the other risks and uncertainties inherent in drug development, including the risk of unexpected new data or information. Even if approved, there is no assurance that AMEVIVE will be free from technical issues affecting commercialization, manufacturing, or intellectual property disputes or that it will achieve its market potential.

Biogen continues to expand its development efforts for other potential products. Expansion of development efforts may include increases in spending on internal projects, collaborations with third parties, the acquisition of third-party technologies or products or other types of investments. Product development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Many important factors affect Biogen’s ability to successfully develop and commercialize AMEVIVE and its other potential products, including the ability to obtain and maintain necessary patents and licenses, to demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process, to overcome technical hurdles that may arise, to meet applicable regulatory standards, to obtain reimbursement coverage for the products, to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products successfully. Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk exists that unexpected concerns may arise from analysis of data or from additional data or that obstacles may arise or issues be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with the Company’s view of the data or require additional data or information or additional studies. There can be no assurance that Biogen will be successful in its efforts to develop and commercialize new products.

PATENTS AND OTHER PROPRIETARY RIGHTS

Biogen has numerous issued patents and patent applications pending on a number of its processes and products. Biogen has also obtained rights to certain patents under licenses with third parties which provide for the payment of royalties. There can be no assurances that Biogen’s existing patents or others, if obtained, will substantially protect or commercially benefit Biogen. In addition, Biogen does not know to what extent its pending patent applications or patent applications licensed from third parties will be granted or whether any of Biogen’s patents will prevail if they are challenged in litigation. Also, there is also no assurance that third parties have not or will not be granted patents claiming subject matter necessary to Biogen’s business. Biogen is aware that others, including various universities and companies working in the biotechnology field, have also filed patent applications and have been granted patents in the United States and in other countries claiming subject matter potentially useful or necessary to Biogen’s business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. For example, Genentech has been granted patents and is prosecuting other patent applications in the United States and certain other countries which it may allege are currently used by Biogen and others in the biotechnology industry to produce recombinant proteins in host cells. Genentech has offered to Biogen and others in the industry non-exclusive licenses under some of those patents and patent applications for various proteins and in various fields of use, but not for others. Biogen is also aware of certain patents held by Genentech relating to immunoadheson technology that Genentech may take the position are valid and infringed by Biogen’s future commercial activities with AMEVIVE. Biogen is evaluating these patents to determine if a license should be taken. The ultimate scope and validity of Genentech’s patents, of other existing patents, or of patents which may be granted to third parties in the future, and the extent to which Biogen may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, currently cannot be determined by Biogen. There has been, and Biogen expects that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Such litigation could create uncertainty and consume substantial resources.

PART II – OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	By-Laws (as amended and restated through September 27, 2002)

10.1	Letter agreement between the Company and James L. Vincent, dated as of July 15, 2002.

10.2	Letter agreement regarding James L. Vincent, dated as of July 15, 2002.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN, INC.

Dated: October 18, 2002	/s/ Peter N. Kellogg

Executive Vice President – Finance and
Chief Financial Officer

CERTIFICATIONS

Certifications:

I, James C. Mullen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Biogen, Inc.:

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002

/s/ James C. Mullen James C. Mullen Chairman, Chief Executive Officer and President

I, Peter N. Kellogg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Biogen, Inc.:

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002

/s/ Peter N. Kellogg Peter N. Kellogg Executive Vice President — Finance and Chief Financial Officer