Form 10-K
period 2001-12-31
BIOGEN INC
filed 2003-03-03
CIK 714655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

PART I
ITEM 1 — BUSINESS
ITEM 2 — PROPERTIES
ITEM 3 — LEGAL PROCEEDINGS
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6 — SELECTED FINANCIAL DATA
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 — EXECUTIVE COMPENSATION
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Ex-10.20 1983 Employee Stock Purchase Plan
Ex-10.23 1987 Scientific Board Stock Option Plan
Ex-10.24 Voluntary Executive Supplemental Savings
Ex-10.27 Voluntary Board of Directors Savings Plan
Ex-10.42 Letter agreement regarding Peter Kellogg
Ex-10.43 Letter agreement amending ... Kellogg
Ex-10.44 Letter agreement amending ... Adelman
Ex-10.45 Renewal of Independent Consulting Agmnt
Ex-10.46 Biogen Savings Plan, as amended
Ex-10.47 Executive Severance
Ex-10.48 Letter agreement dated May 19, 1998
Ex-10.49 Letter agreement dated August 8, 2001
Ex-10.50 Letter agreement dated October 19, 2001
Ex-13 Financial Statements from 2001 Annual Report
Ex-21 Subsidiaries of the Registrant
Ex-23 Consent of PricewaterhouseCoopers LLP

PART I

ITEM 1 — BUSINESS

OVERVIEW

         Biogen, Inc. (“Biogen” or the “Company”) is a biopharmaceutical company principally engaged in the business of developing, manufacturing and marketing drugs for human health care. The Company, which was founded in 1978, currently derives revenues from sales of its AVONEX® (Interferon beta-1a) product for the treatment of relapsing forms of multiple sclerosis (MS) and from royalties on worldwide sales by the Company’s licensees of a number of products covered under patents controlled by the Company. In addition, Biogen has a significant number of ongoing research programs and a pipeline of development stage products, the furthest along of which, AMEVIVE® (alefacept), is currently being considered for approval by the United States Food and Drug Administration (“FDA”) and regulatory authorities in the European Union (“EU”) and Canada for the treatment of moderate to severe psoriasis.

         Over 118,000 patients worldwide have chosen AVONEX as the treatment of choice for relapsing MS. In 2001, Biogen focused its efforts on continuing to drive AVONEX growth in the United States and Europe. As a result of these efforts, the Company achieved revenues from sales of AVONEX of approximately $971.6 million in 2001, as compared to $761.1 million in AVONEX revenues in 2000.

         Biogen expects that its next product on the market will be AMEVIVE® (alefacept) for the treatment of moderate-to-severe psoriasis. In the second quarter of 2001, the Company completed Phase 3 clinical studies of both the intramuscular (“IM”) and intravenous (“IV”) formulations of AMEVIVE in this indication. In August of 2001, Biogen completed a simultaneous filing for regulatory approval of AMEVIVE in the United States and Europe, with submission of data from the clinical studies. The applications are currently under review by both the FDA and regulatory authorities in the EU.

         Biogen also continues to devote significant resources to its other ongoing development efforts. In January 2001, the Company announced positive results from two large Phase 2 studies of the use of ANTEGREN® (natalizumab) in the treatment of MS and Crohn’s disease. ANTEGREN is being developed in collaboration with Elan Corporation, plc (“Elan”). Based on the Phase 2 results, Biogen and Elan initiated Phase 3 clinical studies of ANTEGREN in both MS and Crohn’s disease in the fourth quarter of 2001.

         In 2001, Biogen also announced positive results from a Phase 2 study of the first generation of its small molecule adenosine receptor antagonist being studied as a treatment for congestive heart failure. Biogen has since moved forward with a second generation small molecule ADENTRI™ adenosine receptor antagonist, in both oral and IV forms. The new molecule is intended to have comparable pharmacological properties to the first generation molecule but with improved commercial potential. During 2001, Biogen completed a Phase 1 clinical study of the oral form of the new molecule with positive results. Based on these results, in November 2001, Biogen initiated a Phase 2a clinical study of the new molecule in the treatment of stable congestive heart failure.

         Biogen has several other products in early stage clinical trials. Among these is IC747, an oral small molecule being developed in collaboration with ICOS Corporation as a potential therapeutic for certain inflammatory diseases including psoriasis. Other products in early stage clinical trials include a beta interferon gene therapy product with potential as a treatment for various forms of cancer.

         In addition to its development programs, Biogen has many preclinical and earlier-stage research programs. Biogen’s research strategy is to direct its effort toward finding therapeutics in four major research focus areas: fibrosis, oncology, immunomodulation, and neurodegeneration. Biogen is supplementing its internal research efforts to find novel therapeutics with genomics tools and technologies and through collaborations. Biogen believes that its biologically-focused research effort, along with the leveraging of its strengths in protein and bio-organic chemistry, will allow the Company to be in a position to capitalize on the potential of the post-genomics era.

AVONEX® (INTERFERON BETA-1A)

         Biogen currently markets and sells AVONEX for the treatment of relapsing forms of MS. MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability interrupted by flareups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of a protein produced in the body by fibroblast cells in response to viral infection. AVONEX has been shown in clinical trials both to slow the accumulation of disability and to reduce the frequency of exacerbations in patients with relapsing forms of MS. Biogen began selling AVONEX in the United States in 1996, and in the EU in 1997. Currently AVONEX is on the market in more than 50 countries. Over 118,000 patients worldwide have chosen AVONEX as their treatment of choice.

         In 2001, Biogen focused its efforts on continuing to drive AVONEX growth in the United States and in Europe. The result was revenues from sales of AVONEX in 2001 of $971.6 million as compared to revenues from sales of AVONEX of $761.1 million in 2000 and $620.6 million in 1999. Of these AVONEX revenues, approximately 73% in 2001, 73% in 2000 and 71% in 1999 were generated in the United States.

          The Company’s efforts in 2001 also included the filing of applications with the FDA and regulatory authorities in the EU for a broadened prescribing label based on data from the Company’s CHAMPS (Controlled High Risk AVONEX Multiple Sclerosis Prevention Study) study in which AVONEX was shown to have a highly statistically significant beneficial effect on delaying the development of clinically definite MS in patients who had experienced a single neurological event consistent with MS. In January 2002, the regulatory authorities in the EU issued a final positive opinion on expansion of the label to include those patients who experience a single demyelinating event with an active inflammatory process if the event is severe enough to treat with corticosteroids, and where alternative diagnoses have been excluded and the patients are determined to be at high-risk of developing clinically definite MS. The final positive opinion is subject to final approval. The Company expects approval of the broadened prescribing label in the EU in April 2002. The FDA is currently reviewing the Company’s application. The Company expects FDA approval of a new label reflecting the CHAMPS data in the first half of 2002.

          Biogen is currently conducting additional clinical studies of AVONEX. These include an open-label follow-up study initiated in 1995 to obtain long-term safety and antigenicity data and CHAMPIONS, an open label follow-up study initiated in 2000 to study the long-term effect of AVONEX on patients who participated in the CHAMPS study. In 2001, the Company completed a randomized, double-blind, placebo controlled study initiated in 1998 to evaluate the efficacy of a higher dose of AVONEX IM formulation delivered once a week in the treatment of secondary progressive MS. The Company is currently discussing the outcome and endpoints of the study with the FDA and regulatory authorities in the EU.

         Biogen is also exploring new ways to improve the formulation and delivery of AVONEX. For example, the Company has developed a pre-filled syringe formulation of AVONEX and expects to file a license application for this formulation with the FDA in April 2002. The Company expects to file a license application for this formulation with the regulatory authorities in the EU in May 2002. Biogen has decided not to proceed with further development of a dry powder formulation of AVONEX for pulmonary delivery because the product profile was not comparable to that of the current IM formulation.

         In March 2001, Biogen launched MSActiveSource.com, a comprehensive Internet site for people living with MS, their caregivers and healthcare professionals. Registrants on the site are provided a broad selection of resources, including disease information, comprehensive news and the latest research studies about MS. In connection with the launch of MSActiveSource.com, Biogen also launched an enhanced version of AVONEX.com that is designed for people taking AVONEX to incorporate the personalized information and customizable features of MSActiveSource.com for managing therapy programs.

         In the United States, Canada, Australia and most of the major countries of the EU, Biogen uses its own sales force to market and sell AVONEX. In those countries, Biogen distributes AVONEX principally through wholesale distributors of pharmaceutical products, mail order, specialty distributors or shipping service providers. Sales to three major wholesale distributors and a specialty distributor in the United States accounted for 21%, 16%, 14% and 14%, respectively, of total revenues in 2001. In countries outside the United States, Canada, Australia and the major countries of the EU, Biogen sells AVONEX to distribution partners who are then responsible for most marketing and distribution activities.

MAJOR RESEARCH AND DEVELOPMENT PROGRAMS

         AMEVIVE® (ALEFACEPT)

         Inflammation is the result of the body’s immune response to infection and injury. In many autoimmune diseases, the inflammation process is directed inappropriately against the body’s own tissues, causing temporary or permanent damage. Biogen has focused the efforts of its inflammation programs on developing drugs to inhibit specific cellular interactions critical to the inflammation process. Central to inflammation is the activation of T-cells, specialized white blood cells which initiate and control the immune response. One of the cellular pathways which is important for the activation of T-cells is the LFA-3/CD2 pathway. AMEVIVE is a recombinantly engineered protein designed to modulate immune responses by binding to the CD2 receptor. Biogen has initially developed AMEVIVE as a treatment for moderate-to-severe psoriasis. Psoriasis is a chronic autoimmune disease that is characterized by inflammation and thickening of the skin. An estimated 400,000 to 600,000 psoriasis patients in the United States have a severe enough form of the disease to need systemic therapies. In mid 2001, Biogen completed Phase 3 studies of both the IM and IV formulations of AMEVIVE in patients with moderate-to-severe chronic plaque psoriasis. The Phase 3 studies involved over 1,100 patients at more than 100 clinical sites. In each of the studies, AMEVIVE achieved positive and statistically significant results. Based on these results, in August 2001, Biogen completed a simultaneous filing in the United States and Europe for regulatory approval of AMEVIVE for the treatment of moderate-to-severe psoriasis. The applications are currently being reviewed by both the FDA and regulatory authorities in the EU. Biogen has also filed for regulatory approval in Canada.

         ANTEGREN® (NATALIZUMAB)

         ANTEGREN is a humanized monoclonal antibody, the first of a new class of potential therapeutics known as alpha 4 integrin inhibitors. ANTEGREN is designed to block cell adhesion to blood vessel walls and subsequent migration of white blood cells into tissue, by binding to the cell surface receptors known as alpha-4-beta-1 (VLA-4) and alpha-4-beta-7 which are found on most types of white blood cells. The migration of white blood cells into tissue is part of the body’s normal response during inflammation. This inflammatory response can be severely damaging or even life threatening when it is directed against the body’s own tissue in autoimmune diseases and may cause serious collateral injury in chronic immune inflammatory diseases.

          In August of 2000, Biogen entered into a collaboration with Elan Corporation, plc (“Elan”) under which Biogen and Elan are working together to develop, manufacture and commercialize ANTEGREN worldwide. In January of 2001, Biogen and Elan announced positive results from two large Phase 2 clinical studies of ANTEGREN in MS and Crohn’s disease, a chronic inflammatory disease of the gastrointestinal tract. The companies began enrolling patients in Phase 3 clinical studies of ANTEGREN for both of these diseases in late 2001.

         ADENTRI™ (ADENOSINE RECEPTOR ANTAGONIST)

          In March 1997, Biogen entered into an agreement with CV Therapeutics, Inc. (“CVT”) pursuant to which the Company obtained rights under CVT’s patents and know-how to develop and market small molecules that act as highly selective antagonists of the adenosine A1 receptor. The adenosine A1 receptor is expressed principally in the heart, brain and kidney, and in the kidney mediates vasoconstriction, renal function and reabsorption of fluids. Biogen is developing small molecule adenosine receptor antagonists as a potential treatment for congestive heart failure. Congestive heart failure is a chronic progressive disease that affects four to five million people in the United States. Patients with the disease experience both a chronic course as well as acute episodes of heart failure that usually require hospitalization. Reduction in kidney function and the formation of edema, or fluid retention, in lungs and extremities are significant symptoms of chronic heart failure, leading to increased morbidity, hospitalization and death. In March 2001, Biogen announced positive results from a Phase 2 trial on the first generation of its small molecule adenosine receptor antagonist molecules. Biogen has moved forward with a second generation ADENTRI™ adenosine receptor antagonist. The new molecule is designed to have comparable pharmacological properties to the first generation, but with greater commercial potential. During 2001, Biogen completed a Phase 1 clinical study of the new molecule in oral formulation with positive results. Based on these results, in November 2001, Biogen initiated a Phase 2a clinical study of the molecule in patients with stable congestive heart failure. Biogen has also initiated a Phase 1 clinical study of the IV formulation of the second generation molecule that Biogen expects to complete in the fourth quarter of 2002.

         SMALL MOLECULE LFA-1 ANTAGONISTS

         In July 2001, Biogen entered into a development and marketing collaboration agreement with ICOS Corporation (“ICOS”), pursuant to which Biogen and ICOS agreed to collaborate on the development and commercialization of small molecule antagonists to a cell adhesion molecule called Leukocyte function – Associated Antigen-1 (LFA-1). LFA-1 promotes T-cell migration and activation that can lead to inflammatory diseases such as psoriasis, rheumatoid arthritis and MS. Biogen and ICOS are developing antagonists to LFA-1 designed to interfere with T-cell migration and activation by blocking LFA-1 activity as a means of potentially treating these inflammatory diseases. Biogen and ICOS are currently conducting Phase 1 clinical studies of

IC747, an orally available LFA-1 antagonist. If the results of the Phase 1 studies are positive, Biogen and ICOS plan to initiate Phase 2a clinical studies of IC747 the third quarter of 2002 in patients with moderate-to-severe psoriasis.

         GENE THERAPY

          Biogen is developing a gene therapy-based therapeutic that delivers interferon beta genes into tumors as a potential treatment for certain cancers. The interferon beta gene triggers mechanisms of action that may help to inhibit tumor cell growth and kill tumor cells. Biogen has initiated a Phase 1 study of a modified adenovirus vector-based beta interferon gene therapy product as a potential treatment for malignant glioma, and is exploring the use of the product in other cancer indications. Biogen has also entered into a collaborative research agreement with Targeted Genetics Corporation for the development of human gene therapy treatments.

         PRE-CLINICAL PROGRAMS

          Biogen has several programs in preclinical development. Biogen is, for example, developing a humanized monoclonal antibody directed against alpha-1/beta-1 integrin (VLA-1). VLA-1 is found on a variety of cells associated with tissue inflammation and fibrosis, including activated T cells, macrophages and myofibroblasts. Loss of VLA-1 activity is associated with sharply reduced inflammation and fibrosis in experimental models of disease. Biogen is also developing a humanized monoclonal antibody directed against the LT Beta Receptor. The LT Beta Receptor is found on many human tumors of epithelial origin. By blocking the LT Beta Receptor, the antibody may slow or kill certain human tumor cell lines.

         OTHER RESEARCH PROGRAMS

          Biogen has a significant number of ongoing research programs. Biogen’s research strategy is to direct its effort toward finding therapeutics in four major research focus areas: fibrosis, oncology, immunomodulation, and neurodegeneration. Biogen is supplementing its internal research efforts to find novel therapeutics with the use of genomics tools and technologies and through collaborations with Eos Biotechnology, Inc., Lexicon Genetics Incorporated, MorphoSys AG, Gene Logic, Inc., Incyte Genomics, Inc. and Genetica Incorporated, among others. Biogen believes that its biologically-focused research effort, along with the leveraging of its strengths in protein and bio-organic chemistry, will allow the Company to be in a position to capitalize on the potential of the post-genomics era.

         RESEARCH AND DEVELOPMENT COSTS

         For the years ended December 31, 2001, 2000 and 1999, Biogen’s research and development costs were approximately $314.6 million, $302.8 million and $221.2 million, respectively.

         RISKS ASSOCIATED WITH DRUG DEVELOPMENT AND COMMERCIALIZATION

         Certain of the statements set forth in this document regarding Biogen’s research and development programs, such as statements regarding the anticipated commencement or completion of clinical trials of drugs in development, statements regarding the potential for such drugs as therapeutics and the Company’s predictions as to the timing and result of deliberations by regulatory authorities are forward-looking, and are based upon Biogen’s current belief as to the outcome and timing of such future events. These events are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Many important factors affect Biogen’s ability to successfully develop and commercialize drugs, including the need to demonstrate the safety and efficacy of drug candidates at each stage of the clinical trial process, to overcome technical hurdles that may arise, to meet applicable regulatory standards, to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to obtain and maintain all necessary patents or licenses, to compete successfully against other products, to market products successfully, and to effectively and efficiently work with collaborators. Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk exists that unexpected concerns may arise from analysis of data or from additional data or that obstacles may arise or issues be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with the Company’s view of the data or require additional data or information or additional studies. There can be no assurance that any of the products described in this section or resulting from Biogen’s research and development programs will be successfully developed and commercialized, overcome technical hurdles that may arise, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, receive required regulatory approvals, survive challenges based on patents, be capable of being produced in commercial quantities at reasonable costs, be successfully marketed or successfully meet challenges from competitive products. There also can be no assurance that the Company will be able to work effectively with collaborators or that it will be able to obtain licenses necessary to market and develop the products described in this section on terms acceptable to the Company.

         For a detailed discussion of the risks associated with the Company’s drug development and commercialization program, see “Business — Patents and Other Proprietary Rights — Third Party Patents,” “Business — Competition,” and Biogen’s 2001 Annual Report to Shareholders — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook,” which is incorporated herein by reference under Item 7 hereof.

PRINCIPAL PRODUCTS BEING MARKETED OR DEVELOPED BY BIOGEN’S LICENSEES

         ALPHA INTERFERON

         Alpha interferon is a naturally occurring protein produced by normal white blood cells. Biogen has been granted patents covering the production of alpha interferon through recombinant DNA techniques. See “Patents and Other Proprietary Rights.” Biogen’s worldwide licensee for recombinant alpha interferon, Schering-Plough Corporation (“Schering-Plough”) sells its INTRON® A (interferon alfa-2b) brand of alpha interferon in various countries, including the United States, for a number of indications, including the treatment of chronic hepatitis B and hepatitis C, hairy-cell leukemia, AIDS-related Kaposi’s sarcoma, condylomata acuminata, for injection as an adjuvant treatment to surgery in patients at high risk for systemic recurrence of malignant melanoma, and for use in conjunction with anthracycline-containing combination chemotherapy for the initial treatment of patients with clinically aggressive non-Hodgkin’s lymphoma. Schering-Plough also sells alpha interferon in other forms for the treatment of hepatitis C, including REBETRON™ Combination Therapy containing INTRON A and REBETOL® (ribavirin, USP), PEG-INTRON® (peginterferon alfa-2b), a pegylated form of alpha interferon, and PEG-INTRON in combination with REBETOL.

         Royalties from Schering-Plough on sales of INTRON A accounted for approximately 2%, 10% and 13% of Biogen’s revenues in 2001, 2000 and 1999, respectively. Royalties from Schering-Plough on sales of alpha interferon products have declined significantly in 2001 as compared to prior years as the result of patent expirations in the European Union and Japan and a royalty dispute with Schering-Plough related to royalties on sales in the United States. For a discussion of the royalty dispute with Schering-Plough and other issues related to the payment of royalties by Schering-Plough, see “Patents and Other Proprietary Rights — Recombinant Alpha Interferon.”

         HEPATITIS B VACCINES AND DIAGNOSTICS

         Hepatitis B is a blood-borne disease which causes a serious infection of the liver and substantially increases the risk of liver cancer. More than 250 million people worldwide have chronic hepatitis B virus infections. Biogen holds several important patents related to hepatitis B antigens produced by genetic engineering techniques. See “Patents and Other Proprietary Rights - Recombinant Hepatitis B Antigens.” These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection.

         GlaxoSmithKline plc (“Glaxo”) and Merck and Co, Inc. (“Merck”) are the two major worldwide marketers of hepatitis B vaccines. Biogen has licensed to Glaxo exclusive rights under Biogen’s hepatitis B patents to market hepatitis B vaccines in the major countries of the world, excluding Japan. Glaxo currently pays Biogen royalties based on sales of Glaxo’s vaccine in the United States and in several other countries. In 1990, Glaxo and Biogen entered into a sublicense arrangement with Merck under which Biogen also currently receives royalties.

         Biogen has also licensed its proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to diagnostic kit manufacturers. Biogen currently has hepatitis B license or license and supply agreements for diagnostic use with more than 15 companies, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits, Ortho-Clinical Diagnostics, Organon Teknika B.V. and Roche Diagnostic Systems, Inc.

         For a discussion of the length of the royalty obligation of Glaxo and Merck on sales of hepatitis B vaccines and the obligation of Biogen’s other licensees on sales of hepatitis B-related diagnostic products, see “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.”

         OTHER PRODUCTS

         In 1996, Biogen granted a sublicense to Pharmacia & Upjohn AB (“Pharmacia & Upjohn”) under certain patent rights to proprietary protein secretion technology exclusively licensed to Biogen by Harvard University. Under the terms of the license agreement, Biogen receives ongoing royalties on sales of Pharmacia & Upjohn’s recombinant human growth hormone product, Genotropin®, in the United States, Canada and Japan.

         In March 1997, Biogen granted to The Medicines Company (“TMC”) exclusive worldwide rights to develop and market Biogen’s bivalirudin products, including a direct thrombin inhibitor now known as ANGIOMAX® (bivalirudin). In January 2001, TMC began selling ANGIOMAX in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. TMC currently markets ANGIOMAX in New Zealand for this use and is seeking approval in other countries. Biogen receives royalty payments from TMC on sales of ANGIOMAX.

         Financial information about foreign operations and export sales is included in Biogen’s 2001 Annual Report to Shareholders — Notes to Consolidated Financial Statements — Note 11, incorporated herein by reference under Item 8 hereof.

PATENTS AND OTHER PROPRIETARY RIGHTS

         Biogen has filed numerous patent applications in the United States and various other countries seeking protection of a number of its processes and products. Patents have been issued on many of these applications. The Company has also obtained rights to various patents and patent applications under licenses with third parties which provide for the payment of royalties by the Company. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including those of Biogen, in the United States and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that Biogen’s existing patents or others, if obtained, will afford substantial protection or commercial benefit to Biogen. Similarly, there is no assurance that the Company’s pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will prevail if they are challenged in court. There has been, and Biogen expects that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Intellectual property litigation could therefore create uncertainty and consume substantial resources.

         RECOMBINANT ALPHA INTERFERON

         In 1979, Biogen granted an exclusive worldwide license to Schering-Plough under Biogen’s alpha interferon patents. Many of Biogen’s alpha interferon patents have since expired, including expiration in January 2001 of patents in Japan and all countries of Europe other than France, Italy and Spain. Biogen has obtained supplementary protection certificates in France and Italy extending the coverage (in France until 2003 and in Italy until 2007). In Spain, Biogen’s alpha interferon patents expire in 2003.

          Royalties from Schering-Plough on its alpha interferon products significantly declined in 2001 as compared to prior years as a result of the patent expirations described above and as the result of a dispute with Schering-Plough over royalties on United States sales. Schering-Plough discontinued payment to Biogen of royalties on sales of Schering-Plough’s alpha interferon products in the United States based on a Court of Appeal’s decision narrowing the scope of claims of Biogen’s United States alpha interferon patent (the “901 Patent”). The Court of Appeals decision came as part of a suit filed by Schering-Plough, as Biogen’s exclusive licensee, against Amgen, Inc. to enforce the 901 Patent which Schering-Plough claimed was infringed by Amgen’s consensus interferon product. Biogen disagrees with Schering-Plough’s position and has filed for arbitration to compel payment of unpaid past royalties and to ensure payment of royalties due in the future under the license agreement. Given Schering-Plough’s history of taking aggressive positions in contract interpretation, Biogen has included in the arbitration claims which would resolve issues related to future royalty payments to pre-empt any potential challenges by Schering-Plough. These claims include asking the arbitration panel to confirm Schering-Plough’s obligation to commence royalty payments in July 2002 (the expiration date of the 901 Patent) based on a patent application owned by F. Hoffman-LaRoche (“Roche”) and Genentech, Inc. (“Genentech”). The agreement between Biogen and Schering-Plough extending Schering-Plough’s royalty obligation beyond the expiration date of the 901 Patent was part of the settlement of a lawsuit between Biogen and Roche/Genentech. In return for Schering-Plough’s agreement to extend its royalty obligation, Biogen settled the lawsuit with Roche/Genentech and Roche granted Schering-Plough an exclusive license for Schering-Plough to sell its products under the Roche/Genentech patent rights that were the subject of the dispute. Biogen intends to vigorously pursue its claims against Schering-Plough, but there is no guarantee that Biogen will be successful in its efforts.

         RECOMBINANT HEPATITIS B ANTIGENS

         Biogen has obtained numerous patents in countries around the world, including in the United States and in European countries, covering the recombinant production of hepatitis B surface, core and “e” antigens. Biogen has licensed its recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receives royalties on sales of the vaccines and test kits by its licensees. See “Principal Products Being Marketed or Developed by Biogen’s Licensees — Hepatitis B Vaccines and Diagnostics.” The obligation of Glaxo and Merck to pay royalties on sales of hepatitis B vaccines and the obligation of Biogen’s other licensees under its hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of Biogen’s hepatitis B patents in each licensed country. Following the conclusion of a successful interference proceeding in the United States, Biogen was granted patents in the United States expiring in 2018 which broadly claim hepatitis B virus polypeptides and vaccines and diagnostics containing such polypeptides. Biogen’s European hepatitis B patents expired at the end of 1999, except in those countries in which Biogen has obtained supplementary protection certificates. Coverage under supplementary protection certificates still exists in Austria, France, Italy, Luxembourg and Sweden. The additional coverage afforded by the supplementary protection certificates ranges from one to five years.

         RECOMBINANT BETA INTERFERON

         Third parties have pending patent applications or issued patents in the United States, Europe and other countries with claims to key intermediates in the production of beta interferon (the “Taniguchi patents”) and to beta interferon itself (the “Roche patents”). Biogen has obtained non-exclusive rights in various countries of the world, including the United States, Japan and most European countries, to manufacture, use and sell AVONEX, Biogen’s brand of recombinant beta interferon, under the Taniguchi patents and has obtained worldwide, non-exclusive rights under the Roche patents.

         On July 3, 1996, Berlex Laboratories, Inc. (“Berlex”) filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex’s “McCormick” patent (U.S. Patent No. 5,376,567) in the United States in the production of Biogen’s AVONEX product. In November 1996, Berlex’s New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex sought a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. A hearing on the parties’ summary judgment motions in the case was completed in March 2000. In September 2000, the District Court rendered final judgment in favor of Biogen and against Berlex determining that Biogen’s production of AVONEX did not infringe any of the claims of the Berlex patents. Berlex has appealed this decision to the Court of Appeals for the Federal Circuit. Oral arguments were presented by the parties to the Court of Appeals on November 7, 2001 and a decision is expected in the first half of 2002. In January 2002, Biogen and Berlex reached a settlement of the litigation, pursuant to which the parties agreed to end the dispute in return for a payment of $20 million from Biogen to Berlex, and the possibility of a second and final payment from Biogen to Berlex if the Court of Appeals were to reverse the District Court’s previous ruling granting summary judgment in favor of Biogen. If the Court of Appeals were to rule against Biogen and return the case to the District Court, Biogen believes that the most likely decision would require it to make a second and final payment of $55 million to Berlex. In the event the ruling is significantly adverse to Biogen, the second and final payment to Berlex would be $230 million. Biogen believes that the possibility of a significantly adverse decision against Biogen is remote. Biogen believes the lower court’s determination of non-infringement is sound and that it has a strong case for the Court of Appeals to affirm the lower court’s ruling. As part of the settlement, Biogen and Berlex agreed not to pursue further litigation about these patents. Because the substantive terms of the settlement arrangement were agreed to in the fourth quarter of 2001, the Company recorded a charge of $20 million in “Other Income and Expense” in the fourth quarter of 2001. See also Item 3 hereof — “Legal Proceedings”, the Company's 2001 Annual Report to Shareholders — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters” incorporated herein by reference under Item 7 hereof, the Company’s 2001 Annual Report to Shareholders — “Consolidated Statements of Income”, incorporated herein by reference under Item 8 hereof, and the Company’s 2001 Annual Report to Shareholders — “Notes to Consolidated Financial Statements” — Note 9, incorporated herein by reference under Item 8 hereof.

         In 1995, the Company filed an opposition with the Opposition Division of the European Patent Office opposing a European patent (the “Rentschler I Patent”) issued to Dr. Rentschler Biotechnologie GmbH (“Rentschler”) relating to compositions of matter of beta interferon. In 1997, the European Patent Office issued a decision revoking the Rentschler I Patent. Rentschler appealed that decision. An oral hearing on the appeal took place in December 2000. At the oral hearing in order to gain reinstatment of the patent, Rentschler narrowed the patent claims so as to claim only a specific cell line. Biogen does not use the specific cell line now claimed to produce AVONEX. On October 13, 1998, the Company filed another opposition with the Opposition Division of the European Patent Office to oppose a second European patent issued to Rentschler (the “Rentschler II Patent”) with certain claims regarding compositions of matter of beta interferon with specific regard to the structure of the glycosylated molecule. The parties are in the process of filing further evidence and arguments with the European Oppositon Division. A decision on the Rentschler II Patent has not been issued to date. See also the Company’s 2001 Annual Report to Shareholders — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters” incorporated herein by reference under Item 7 hereof.

         OTHER PATENTS

         In March 1995, Biogen filed suit in the U.S. District Court for the District of Massachusetts claiming that Amgen’s manufacture and sale of its Neupogen® human granulocyte colony stimulating factor in the United States infringed certain of Biogen’s gene expression patents and asking for damages for infringing activities. Also, in July 1997, Biogen filed suit in the U.S. District Court for the District of Massachusetts to enjoin Amgen from manufacturing and selling its Infergen® consensus interferon in the United States and asking for damages for infringing activities. Biogen’s request to have the case consolidated with the Neupogen suit was denied by the court. Biogen and Amgen reached a settlement of these cases in 2001 and all of the claims have been dismissed with prejudice by the District Court which also, upon motion by Biogen, vacated its prior orders in the Neupogen case.

         THIRD-PARTY PATENTS

         Biogen is aware that others, including various universities and companies working in the biotechnology field, have filed patent applications and have been granted patents in the United States and in other countries claiming subject matter potentially useful or necessary to Biogen’s business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. For example, Genentech has been granted patents and is prosecuting other patent applications in the United States and certain other countries which it may allege are currently used by Biogen and the rest of the biotechnology industry to produce recombinant proteins in host cells. Genentech has offered to Biogen and others in the industry non-exclusive licenses under some of those patents and patent applications for various proteins and in various fields of use, but not for others. Biogen is also aware of certain patents held by Genentech relating to immunoadhesion technology that Genentech may take the position are valid and infringed by Biogen’s future commercial activities with AMEVIVE. Biogen is evaluating these patents to determine if a license should be taken. The ultimate scope and validity of Genentech’s patents, of other existing patents, or of patents which may be granted to third parties in the future, and the extent to which Biogen may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, currently cannot be determined by Biogen.

         TRADE SECRETS AND CONFIDENTIAL KNOW-HOW

         Trade secrets and confidential know-how are important to Biogen’s scientific and commercial success. Although Biogen seeks to protect its proprietary information by generally requiring its employees, consultants, advisors and corporate partners to sign confidentiality agreements, there can be no assurance that third parties will not either independently develop the same or similar information or obtain access to Biogen’s proprietary information.

COMPETITION

         IN GENERAL

         Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. Biogen does not believe that it or any of the other industry leaders can be considered dominant in view of the rapid technological change in the industry. Biogen experiences significant competition from specialized biotechnology firms in the United States, Europe and elsewhere and from many large pharmaceutical, chemical and other companies. Certain of these companies have substantially greater financial, marketing, research and development and human resources than Biogen. Most large pharmaceutical companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

         Biogen believes that competition and leadership in the industry will be based on managerial and technological superiority and establishing proprietary positions through research and development. Leadership in the industry may also be influenced significantly by patents and other forms of protection of proprietary information. See “Patents and Other Proprietary Rights”. A key aspect of such competition is recruiting and retaining qualified scientists and technicians. Biogen believes that it has been successful in attracting skilled and experienced scientific personnel. The achievement of a leadership position depends largely upon Biogen’s continued ability to attract and retain skilled and experienced personnel, its ability to identify and exploit commercially the products resulting from research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing.

         Many of Biogen’s competitors are working to develop products similar to those under development by Biogen. The timing of the entry of a new pharmaceutical product into the market can be an important factor in determining the product’s eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Moreover, for certain diseases with limited patient populations, the FDA is prevented under the Orphan Drug Act, for a period of seven years, from approving more than one application for the “same” product for a single orphan drug designation, unless a later product is considered clinically superior. The EU and other jurisdictions have or are considering similar laws. Accordingly, the relative speed with which Biogen can develop products, complete the testing and approval process and supply commercial quantities of the product to the market will have an important impact on Biogen’s competitive position. In addition, competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, reliability, availability and price.

         AVONEX® (INTERFERON BETA-1a)

         In 2001, AVONEX competed in the United States as a treatment for MS with three other products: an interferon beta-1b product sold under the brand name BETASERON® by Berlex Laboratories, a product known as COPAXONE® glatiramer acetate marketed by Teva Neuroscience, Inc. and Aventis Pharmaceuticals, Inc., and NOVANTRONE® (mitoxantrone for injection) marketed by Immunex Corporation for patients with clinically worsening forms of relapsing-remitting and secondary progressive MS. Biogen expects that competition in the United States will increase significantly with the March 2002 launch of REBIF®, an interferon beta-1a product marketed by Serono, Inc. (“Serono”). The FDA approved REBIF for sale in the United States over a year earlier than the expiration of AVONEX’s orphan drug marketing exclusivity based on the 24 week results of a head-to-head study of AVONEX and REBIF conducted by Serono. Biogen expects Serono to compete aggressively in the United States market. In most countries outside of the United States, AVONEX competes with REBIF, BETASERON (sold in the EU by Schering A.G. under the name BETAFERON®), and COPAXONE.

         A number of companies, including Biogen, are working to develop products to treat MS which may in the future compete with AVONEX. AVONEX may also in the future face competition from off-label uses of drugs approved for other indications. Some of Biogen’s current competitors are also working to develop alternative formulations for delivery of their products which may in the future compete with AVONEX. Biogen believes that competition among treatments for MS will be based on product performance, service and price.

         AMEVIVE® (ALEFACEPT)

         As a potential treatment for moderate-to-severe plaque psoriasis, AMEVIVE will compete with existing therapies such as oral retinoids, steroids, methotrexate and cyclosporin, as well as new drugs currently in development and drugs approved for other indications. Genentech and Xoma Corporation are co-developing XANELIM® (efalizumab), an antibody designed to block certain immune cells as a potential treatment for moderate-to-severe psoriasis. The companies have completed Phase 3 trials for XANELIM and expect to complete a one-year Phase 3 extension trial in early 2002. Centocor, Inc. sells REMICADE® (Infliximab) worldwide as a treatment for other indications and has initiated a Phase 2 proof of concept study for REMICADE as a potential treatment for psoriasis. ENBREL® (etanercept), a drug co-developed by Immunex Corporation and Wyeth (formerly known as American Home Products Corporation), has been approved by the FDA as a treatment for psoriatic arthritis, a disease that has skin plaque systems associated with moderate-to-severe plaque psoriasis. In addition, a number of other companies are working to develop products to treat psoriasis which may ultimately compete with AMEVIVE.

REGULATION

         Biogen’s current and contemplated activities and the products and processes that will result from such activities are, and will be, subject to substantial government regulation.

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

         In connection with the commercialization of products resulting from Biogen’s research and development projects, it is necessary, in a number of countries, to comply with certain regulations relating to the manufacturing and marketing of such products and to the products themselves. For example, the commercial manufacturing, marketing and exporting of pharmaceutical products require the approval of the FDA in the United States and of comparable agencies in other countries. The FDA has established mandatory procedures and safety standards which apply to the manufacture, clinical testing and marketing of pharmaceutical products in the United States. The regulatory requirements and approval processes for new products in the EU operate under similar principles as those applied in the United States. The process of seeking and obtaining approval of the FDA or regulatory authorities in the EU or other regulatory authorities worldwide for a new product and licensing of the facilities in which the product is produced takes a number of years and involves the expenditure of substantial resources. In addition, the regulatory approval processes for products in the United States, the countries of the EU and other countries around the world are undergoing or may undergo changes. Biogen cannot determine what effect any changes in regulatory approval processes may have on its business.

         In the United States, the federal government regularly considers reforming health care coverage and costs. Resulting legislation or regulatory actions may have a significant effect on the Company’s business. Biogen’s ability to successfully commercialize human pharmaceutical products also may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available worldwide from government health administration authorities, private health insurers and other organizations. Currently, substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

         Biogen conducts relevant research in compliance with the current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (the “NIH Guidelines”) and all other applicable federal and state regulations. By local ordinance, Biogen is required, among other things, to comply with the NIH Guidelines in relation to its facilities in Cambridge, Massachusetts, and is required to operate pursuant to certain permits.

         Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with Biogen’s research work are or may be applicable to its activities. The extent of government regulation which might result from future legislation or administrative action cannot accurately be predicted. Certain agreements entered into by Biogen involving exclusive license rights may be subject to national or supranational antitrust regulatory control, the effect of which also cannot be predicted.

EMPLOYEES

         At December 31, 2001, Biogen employed 1,992 full-time employees worldwide, of whom 1,630 were located in the United States. Of the 1,992 employees, 527 were engaged in, or directly supported, research, including medical research, 642 were involved in, or directly supported, manufacturing, product and process development, and quality assurance/quality control, and 421 were involved in sales and marketing. In addition, Biogen maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States, including the nine outside members of its Scientific Board.

ITEM 2 — PROPERTIES

         Biogen’s principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in Cambridge, Massachusetts. Biogen owns approximately 475,000 square feet of real estate space in Cambridge, consisting of a 150,000 square foot building that houses laboratories and office space; an approximately 259,000 square foot building that primarily contains research and development and process development operations; and two other buildings, consisting of approximately 65,792 square feet, containing laboratories, purification and aseptic bottling facilities, and office space. Biogen also has development options for additional property in Cambridge. Biogen leases a total of approximately 417,195 square feet, consisting of additional office, manufacturing, and research and development space, in all or part of six other buildings in Cambridge. The lease expiration dates for the leased sites range from 2002 to 2015.

         In addition to its Cambridge facilities, Biogen owns a 100,000 square foot biologics manufacturing facility in Research Triangle Park, North Carolina (“RTP”). Biogen is in the process of expanding the RTP facility to add a laboratory office building and additional manufacturing capacity. The projects are expected to be completed by the summer of 2003. Biogen is also building a 250,000 square foot large scale manufacturing plant in RTP. Biogen expects that construction will be completed early in 2002. Biogen signed an agreement to purchase a 60-acre site with an option for an additional 36 acres in Hillerod, Denmark. The purchase of the Denmark property is subject to certain conditions that need to be satisfied prior to the completion of the purchase. Biogen is completing plans to build a filling and finishing plant at the Denmark site and also expects to build a large scale manufacturing facility at the site. Biogen expects that construction will commence on the filling and finishing plant in 2002. Biogen expects that all or a major portion of AVONEX supplies will eventually be filled and finished at the Danish facility. See also the Company’s 2001 Annual Report to Shareholders — “Note 9 – Notes to Consolidated Financial Statements.”

         Biogen financed construction of the buildings it owns in Cambridge, Massachusetts and the 100,000 square foot biologics manufacturing facility in RTP with term loans. The term loans are collateralized by the buildings. Biogen has financed the construction of the other two facilities at RTP with operating cash. In the event that Biogen completes the purchase of the Hillerod, Denmark property, it expects to finance the purchase of the property and the construction of the manufacturing facility with operating cash. See the Company’s 2001 Annual Report to Shareholders — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated herein by reference under Item 7 hereof.

         The Company’s European headquarters consists of approximately 17,000 square feet of office space in a multi-tenant building in Nanterre, France. The lease for the Nanterre space terminates in 2008 with Biogen having the right to terminate the lease earlier under specified circumstances. Biogen also leases office space in several other countries, including The Netherlands, Germany, England, Denmark, Austria, Belgium, Finland, Norway, Sweden, Canada, Australia and Japan.

         Biogen believes that its existing manufacturing facilities, including those in Cambridge, Massachusetts and RTP, and existing outside sources will allow it to meet, in the near term, manufacturing needs for AVONEX, AMEVIVE and other products in clinical trials. Biogen’s existing manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the EU and other regulatory authorities. Biogen believes that its existing manufacturing facilities comply in all material respects with applicable regulatory standards. Biogen expects that additional manufacturing facilities and outside sources will be required to meet its future research, development and commercial production needs.

ITEM 3 — LEGAL PROCEEDINGS

         On July 3, 1996, Berlex Laboratories, Inc. (“Berlex”) filed suit against Biogen in the United States District Court for the District of New Jersey alleging infringement by Biogen of Berlex’s “McCormick” patent (U.S. Patent No. 5,376,567) in the United States in the production AVONEX. In November 1996, Berlex’s New Jersey action was transferred to the United States District Court in Massachusetts and consolidated for pre-trial purposes with a related declaratory judgment action previously filed by Biogen. On August 18, 1998, Berlex filed a second suit against Biogen alleging infringement by Biogen of a patent which was issued to Berlex in August 1998 and which is related to the McCormick patent (U.S. Patent No. 5,795,779). On September 23, 1998, the cases were consolidated for pre-trial and trial purposes. Berlex sought a judgment granting it damages, a trebling of any damages awarded and a permanent injunction restraining Biogen from the alleged infringement. A hearing on the parties’ summary judgment motions in the case was completed in March 2000. In September 2000, the District Court rendered final judgment in favor of Biogen and against Berlex determining that Biogen’s production of AVONEX did not infringe any of the claims of the Berlex patents. Berlex has appealed this decision to the Court of Appeals for the Federal Circuit. Oral arguments were presented by the parties to the Court of Appeals on November 7, 2001 and a decision is expected in the first half of 2002. In January 2002, Biogen and Berlex reached a settlement of the litigation, pursuant to which the parties agreed to end the dispute in return for a payment of $20 million from Biogen to Berlex, and the possibility of a second and final payment from Biogen to Berlex if the Court of Appeals were to reverse the District Court’s previous ruling granting summary judgment in favor of Biogen. If the Court of Appeals were to rule against Biogen and return the case to the District Court, Biogen believes that the most likely decision would require it to make a second and final payment of $55 million to Berlex. In the event the ruling is significantly adverse to Biogen, the second and final payment to Berlex would be $230 million. Biogen believes that the possibility of a significantly adverse decision against Biogen is remote. Biogen believes the lower court’s determination of non-infringement is sound and that it has a strong case for the Court of Appeals to affirm the lower court’s ruling. As part of the settlement, Biogen and Berlex agreed not to pursue further litigation about these patents, Because the substantive terms of the settlement arrangement were agreed to in the fourth quarter of 2001, the Company recorded a charge of $20 million in “Other Income and Expense” in the fourth quarter of 2001. See also the Company’s 2001 Annual Report to Shareholders — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters” incorporated herein by reference under Item 7 hereof, the Company’s 2001 Annual Report to Shareholders — “Consolidated Statements of Income”, incorporated herein by reference under Item 8 hereof, and the Company’s 2001 Annual Report to Shareholders — “Notes to Consolidated Financial Statements” — Note 9, incorporated herein by reference under Item 8 hereof.

         For a description of legal proceedings relating to certain patent rights, see Item 1 hereof, “Business — Patents and Other Proprietary Rights.”

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

         EXECUTIVE OFFICERS OF THE COMPANY

         The following is a list of each executive officer of the Company, their respective age as of March 26, 2002 and their principal positions with the Company. Officers are elected and may be removed by the Board of Directors.

Name	Age	Positions

James L. Vincent	62	Chairman of the Board of Directors

James C. Mullen	43	President, Chief Executive Officer and Director

Burt A. Adelman	49	Executive Vice President — Research and Development

Cornelis “Kees” Been	43	Senior Vice President — Oncology Business Unit

Thomas J. Bucknum	56	Executive Vice President — General Counsel, Secretary and Clerk

Frank A. Burke, Jr.	58	Executive Vice President — Human Resources

Nadine D. Cohen	52	Senior Vice President — Regulatory Affairs

Michael Gilman	46	Senior Vice President — Research

Sylvie L. Gregoire	40	Executive Vice President — Technical Operations

Robert A. Hamm	50	Senior Vice President — Europe, Africa, Canada and Middle East

Hans Peter Hasler	46	Executive Vice President – Commercial Operations

Peter N. Kellogg	45	Executive Vice President — Finance and Chief Financial Officer

Toshio Nakata	58	President — Biogen Japan, Ltd., Senior Vice President — Biogen, Inc.

John W. Palmer	50	Senior Vice President — Corporate Development

Patrick J. Purcell	41	Senior Vice President — Chief Information Officer

Craig Schneier	54	Senior Vice President — Strategic Organization, Design and Effectiveness

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

         James C. Mullen was appointed President and Chief Executive Officer in June 2000 after serving as President and Chief Operating Officer since January 1999. He was appointed as a Director of the Company in April 1999. Mr. Mullen previously served as Vice President — International from August 1996 until January 1999, and Vice President — Operations from December 1991 until August 1996 and served as Senior Director — Operations from February 1991 to December 1991. Mr. Mullen joined the Company in 1989. Before coming to Biogen, Mr. Mullen held various positions of responsibility from 1984 through 1988 at SmithKline-Beckman Corporation (now known as GlaxoSmithKline plc), including Director, Engineering, SmithKline and French Laboratories, Worldwide.

         Burt A. Adelman, M.D. was appointed Executive Vice President — Research and Development in October 2001 after serving as Vice President — Medical Research since January 1999. Dr. Adelman previously served as Vice President — Development Operations from August 1996 to January 1999 and Vice President — Regulatory Affairs from May 1995 until August 1996. From 1991 until May 1995, Dr. Adelman was Director of Medical Research at Biogen. Dr. Adelman has served as Lecturer of Medicine at Harvard Medical School and Brigham and Women’s Hospital since 1992.

         Cornelis “Kees” Been was appointed Senior Vice President – Oncology Business Unit in February 2002 after serving as Senior Vice, President Business Development since October 2001 and Vice President — Business and Market Development from August 1999 to October 2001. Prior to joining the Company, Mr. Been held a variety of management positions from 1996 until April 1999 with Monsanto Life Sciences, most recently as Vice President — Global Strategy. From 1988 through 1995, Mr. Been worked at Gemini Consulting, where his positions included Vice President, responsible for building Gemini’s pharmaceuticals practice. Mr. Been began his career in 1983 as a Trade and Licensing Manager with Biogen, based in Geneva, Switzerland.

         Thomas J. Bucknum was appointed Executive Vice President – General Counsel, Secretary and Clerk in October 2001 after serving as Vice President — General Counsel, Secretary and Clerk since July 1999. Mr. Bucknum previously served as the Company’s Chief Corporate Counsel since 1996. Prior to joining the Company, Mr. Bucknum was Senior Vice President and General Counsel of DuPont Merck Pharmaceutical Company from 1990 to 1995 with responsibility for legal, government and public affairs matters. Prior to joining DuPont Merck, Mr. Bucknum held a number of domestic and international positions with E.I. DuPont de Nemours & Company, Inc in the legal, marketing and regulatory affairs departments.

         Frank A. Burke, Jr., was appointed Executive Vice President – Human Resources in October 2001 after serving as Vice President — Human Resources since May 1986. Mr. Burke previously served for 12 years in various human resource management positions at Allied-Signal, Inc., (now Honeywell International Inc.) including Director of Compensation and Employee Benefits of the Engineered Materials Sector. Prior to that, Mr. Burke served as Employee Relations Officer with the Chase Manhattan Bank (now JP Morgan Chase).

         Nadine D. Cohen, Ph.D., was appointed Senior Vice President – Regulatory Affairs in October 2001 after serving as Vice President — Regulatory Affairs since October 2000. Dr. Cohen previously served as Director of Regulatory Affairs since September 1999. Dr. Cohen joined Biogen in 1999 from the Massachusetts Biologics Laboratories, where she was Senior Director of Quality Control and Technical Services from March 1999 to September 1999. From June 1994 to January 1999, Dr. Cohen was Vice President of Regulatory Affairs and Quality at Alpha Beta Technology, Inc., which went into receivership in 1999.

         Michael Gilman, Ph.D., was appointed Senior Vice President – Research in October 2001 after serving as Vice President — Research since April 2000. Dr. Gilman joined Biogen in 1999 as Director, Molecular Biology from ARIAD Pharmaceuticals, Inc., where he served as Executive Vice President and Chief Scientific Officer. From 1986 to 1994, Dr. Gilman worked at Cold Spring Harbor Laboratory.

         Sylvie L. Gregoire, Pharm.D., was appointed Executive Vice President – Technical Operations in August 2001 after serving as Vice President — Manufacturing since October 2000. Dr. Gregoire previously served as Vice President — Regulatory Affairs from January 1999 to October 2000. From July 1998 to January 1999, Dr. Gregoire was the Program Executive for the Company’s LT-Beta Receptor program and from 1995 until July 1998, served as Director, European Regulatory Affairs of the Company. Prior to joining Biogen, Dr. Gregoire was Associate Director of European Regulatory Affairs for Merck Sharp and Dohme (Europe) Inc. from 1991 until the end of 1994.

         Robert A. Hamm was appointed Executive Vice President – Europe, Africa, Canada and Middle East in October 2001 after serving as Vice President — Sales and Marketing since October 2000. Mr. Hamm previously served as Vice President — Manufacturing from June 1999 to October 2000, Director, Northern Europe and Distributors from November 1996 until June 1999 and Associate Director, Logistics from April 1994 until November 1996. From 1987 until April 1994, Mr. Hamm held a variety of management positions at Syntex Laboratories Corporation, including Director of Operations and New Product Planning, and Manager of Materials, Logistics and Contract Manufacturing.

         Hans Peter Hasler was appointed Executive Vice President – Commercial Operations in August 2001. Mr. Hasler joined Biogen from Wyeth Pharmaceuticals, Inc. (formerly known as Wyeth-Ayerst Pharmaceuticals, Inc.), a subsidiary of Wyeth (formerly known as American Home Products Corporation), where he served as Senior Vice President, Head of Global Strategic Marketing since 1998. Mr. Hasler was a member of the Wyeth/AHP Executive Committee and was chairman of the Commercial Council. From 1993 to 1998, Mr. Hasler served in a variety of senior management capacities for Wyeth-Ayerst Pharmaceuticals, including Managing Director of Wyeth Group, Germany, and General Manager of AHP/Wyeth in Switzerland and Central Eastern Europe. Prior to joining Wyeth-Ayerst Pharmaceuticals, Mr. Hasler served as the Head of Pharma Division at Abbott AG.

         Peter N. Kellogg was appointed Executive Vice President – Finance and Chief Financial Officer in October 2001 after serving as Vice President — Finance and Chief Financial Officer since July 2000. Mr. Kellogg joined Biogen from PepsiCo where from 1987 to 2000, he served in a variety of senior financial, international and general management positions, including Senior Vice President, PepsiCo. E-Commerce from March to July 2000. From March 1998 to March 2000, Mr. Kellogg served as Senior Vice President and Chief Financial Officer, Frito-Lay International; from November 1996 to March 1998 as Vice President and Chief Financial Officer, Frito-Lay Latin America; from March 1994 to November 1996 as Vice President and Chief Financial Officer, Central/Eastern Europe and Russia, Pepsi-Cola International; and from February 1993 through March 1994 as Vice President and General Manager-Pepsi, South Franchise Business Unit. Prior to joining PepsiCo, Mr. Kellogg was a senior consultant with Booz Allen & Hamilton and Arthur Andersen & Co.

         Toshio Nakata, D. Sc., was appointed President – Biogen Japan, Ltd. In October 2000. He also serves as Senior Vice President – Biogen, Inc., a position to which he was promoted in October 2001 after serving as Vice President, Biogen, Inc. Mr. Nakata joined Biogen from Mitsui & Co., Ltd. where he served as: Associate Director and General Manager of the Global Environment Department, Corporate Planning Division, from January 2000 to October 2000; General Manager of New Business and Technology Development Department and Global Environment Department, Corporate Planning Division, from April 1997 to January 2000; and General Manager of Technology Planning and Development Department and Global Environment Department, Corporate Planning Division, from May 1994 to April 1997.

         John W. Palmer was appointed Senior Vice President – Corporate Development in March 2002 after serving as Senior Vice President — Program Management since October 2001. Mr. Palmer previously served as Vice President — Program Management since May 2000. Prior to that, Mr. Palmer served as Program Executive for Biogen’s Adenosine A1 antagonist program since 1997. From 1993 until 1997, Mr. Palmer was the Company’s Director of Operations, and from 1989 to 1993 served as Director of Marketing and Business Development. Prior to joining Biogen, Mr. Palmer was a Marketing and Business Development Director at General Foods Corporation. He was also previously Founder, President and Chief Operating Officer of Caribbean Emergency Medical Air Transport, Inc., a novel air ambulance service operating throughout the Caribbean market, and a managing consultant with Strategic Planning Associates in Washington, D.C.

         Patrick J. Purcell was appointed Senior Vice President – Chief Information Officer in October 2001 after serving as Vice President — Information Systems and Chief Information Officer since February 2000. Mr. Purcell joined Biogen from Sprint PCS, where he worked from 1992 to 2000 in a variety of finance and information technology management capacities, most recently serving as Vice President, IT Planning, Resource & Performance Management. Prior to joining Sprint, Mr. Purcell worked at Deloitte & Touche Management Consulting from 1988 to 1992, as a consulting manager with primary focus on business and financial planning, financing and operations analysis, and change management in a variety of industries.

         Craig E. Schneier, Ph.D., was appointed Senior Vice President – Strategic Organization, Design and Effectiveness in October 2001. Prior to joining Biogen, Dr. Schneier was president of Craig Eric Schneier Associates, a management consulting firm in Princeton, New Jersey from 1991 to 2001. Prior to that, Dr. Schneier was managing partner of Sibson & Company, a consulting firm in Princeton, New Jersey from 1987 to 1991. Dr. Schneier was a tenured professor at the University of Maryland from 1975 to 1987, and has also held faculty positions at the University of Michigan and Columbia University. Dr. Schneier has been an adjunct professor at the Tuck School of Business at Dartmouth University since 1997.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The section entitled "Market for Securities" in Biogen’s 2001 Annual Report to Shareholders is hereby incoporated herein by reference.

ITEM 6 — SELECTED FINANCIAL DATA

         The section entitled “Selected Financial Data” in Biogen’s 2001 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Biogen’s 2001 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook — Market Risk” in Biogen’s 2001 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The sections entitled “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Consolidated Financial Statements” and “Report of Independent Accountants” in Biogen’s 2001 Annual Report to Shareholders are hereby incorporated herein by reference.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Biogen’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, which the Company intends to file with the Commission no later than April 30, 2002, are hereby incorporated herein by reference.

         Information concerning Biogen’s Executive Officers is set forth in Item 4 of Part I of this Annual Report on Form 10-K.

ITEM 11 — EXECUTIVE COMPENSATION

         The sections entitled “Election of Directors” and “Executive Compensation” in Biogen’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, which Biogen intends to file with the Commission no later than April 30, 2002, are hereby incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled “Share Ownership” in Biogen’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, which Biogen intends to file with the Commission no later than April 30, 2002, is hereby incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled “Executive Compensation — Employment Arrangements with the Company and Certain Transactions” and “Related Party Transactions” in Biogen’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, which Biogen intends to file with the Commission no later than April 30, 2002, is hereby incorporated herein by reference.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1)	The Company’s Financial Statements are incorporated herein by reference from Biogen’s 2001 Annual Report to Shareholders attached hereto as Exhibit 13. The specific items and the locations of such items are set forth below:

Item	Location

Consolidated Statements of Income	Annual Report under the caption “Biogen, Inc. and Subsidiaries Consolidated Statements of Income.”

Consolidated Balance Sheets	Annual Report under the caption “Biogen, Inc. and Subsidiaries Consolidated Balance Sheets.”

Consolidated Statements of Cash Flows	Annual Report under the caption “Biogen, Inc. and Subsidiaries Consolidated Statements of Cash Flows.”

Consolidated Statements of Shareholders’ Equity	Annual Report under the caption “Biogen, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity.”

Notes to Consolidated Financial Statements	Annual Report under the caption “Biogen, Inc. and Subsidiaries Notes to Consolidated Financial Statements.”

Report of Independent Accountants	Annual Report under the caption “Report of Independent Accountants.”

         With the exception of the portions of Biogen’s 2001 Annual Report to Shareholders specifically incorporated herein by reference, such report shall not be deemed filed as part of this Annual Report on Form 10-K.

(2)	The Company’s Financial Statement Schedules, as required by Item 8 of this Form 10-K, are incorporated herein by reference from Biogen’s 2001 Annual Report to Shareholders attached hereto as Exhibit 13. A list of such Financial Statement Schedules is set forth below:

Report of Independent Accountants on Financial Statement Schedule. Schedule II — Valuation and Qualifying Accounts and Reserves

(3)	Exhibits

Exhibit No.	Description

(3.1)	Articles of Organization, as amended (i)

(3.2)	Articles of Amendment to Articles of Organization, as amended (n)

(3.2)	By-Laws, as amended (d)

(4.1)	Form of Common Stock Share Certificate (e)

(4.2)	Rights Agreement, dated as of May 8, 1999, between the Registrant and First National Bank of Boston as the Rights Agent, including Certificate of Elimination of Series A Junior Participating Preferred Stock and Certificate of Designation of Series A-1 Junior Participating Preferred Stock (o)

(10.1)	Independent Consulting and Project Agreement dated as of June 29, 1979 between the Registrant and Kenneth Murray (a)#

(10.2)	Minute of Agreement dated February 5, 1981 among the Registrant, The University Court of the University of Edinburgh and Kenneth Murray (a)#

(10.3)	Independent Consulting Agreement dated as of June 29, 1979 between the Registrant and Phillip A. Sharp (a)#

(10.4)	Project Agreement dated as of December 15, 1979 between the Registrant and Phillip A. Sharp (a)#

(10.5)	Share Restriction and Repurchase Agreement dated as of December15, 1979 between the Registrant and Phillip A. Sharp (a)#

(10.6)	Form of Amendment dated July 1, 1988 to Independent Consulting Agreement between the Registrant and Scientific Board Members (c)#

(10.7)	Letter agreement regarding employment of James L. Vincent dated September 23, 1985 (b)#

(10.8)	Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated as of November 21, 1996 (j)#

(10.9)	Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (d)#

(10.10)	Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1995) (h)#

(10.11)	Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1997 and subsequent grant) (k)#

(10.12)	Form of Indemnification Agreement between the Registrant and each Director and Executive Officer (c)#

(10.13)	Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc. (a)

(10.14)	First Amendment to Lease dated January 19, 1989, amending Cambridge Center Lease dated October 4, 1982 (d)

(10.15)	Second Amendment to Lease dated March 8, 1990, amending Cambridge Center Lease dated October 4, 1982 (d)

(10.16)	Third Amendment to Lease dated September 25, 1991, amending Cambridge Center Lease dated October 4, 1982 (d)

(10.17)	Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982 (k)

Exhibit No.	Description

(10.18)	Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982 (k)

(10.19)	Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Realty Limited Partnership (f)

(10.20)	1983 Employee Stock Purchase Plan, as amended and restated through December 14, 2001, effective as of December 31, 2001*#

(10.21)	1982 Incentive Stock Option Plan, as amended through June 15, 2000 and restated, with form of Option Agreement (p)#

(10.22)	1985 Non-Qualified Stock Option Plan, as amended and restated through December 14, 2001 (r)#

(10.23)	1987 Scientific Board Stock Option Plan, as amended and restated through December 14, 2001, effective as of December 31, 2001*#

(10.24)	Voluntary Executive Supplemental Savings Plan (as amended and restated through December 14, 2001)*#

(10.25)	Amended and Restated Supplemental Executive Retirement Plan (k)#

(10.26)	Amendment No. 1 dated September 27, 1999 to Amended and Restated Supplemental Executive Retirement Plan (m)#

(10.27)	Voluntary Board of Directors Savings Plan (as amended and restated through December 14, 2001)*#

(10.28)	Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation (a)

(10.29)	Amendatory Agreement dated May 14, 1985 to Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation (b)

(10.30)	Amendment and Settlement Agreement dated September 29, 1988 to Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation (d)

(10.31)	Amendment dated March 20, 1989 to Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation (d)

(10.32)	License Agreement (United States) dated March 28, 1988 between the Registrant and SmithKline Beecham Biologicals, S.A. (as successor to Smith Kline-R.I.T, S.A.) (d)

(10.33)	License Agreement (International) dated March 28, 1988 between the Registrant and SmithKline Beecham Biologicals, S.A. (as successor to Smith Kline-R.I.T., S.A.) (d)

(10.34)	Sublicense Agreement dated as of February 15, 1990 among the Registrant, SmithKline Beecham Biologicals, S.S (as successor to SmithKline Biologicals, S.A.) and Merck and Co., Inc. (d)

(10.35)	Supplemental Amendment and Agreement dated as of March 1, 1994 between the Registrant and Schering Corporation (g)

(10.36)	Agreement and Amendment between the Registrant and Schering Corporation dated May 1, 1998 (l)

(10.37)	Letter agreement amending employment arrangement between the Registrant and James L. Vincent dated March 10, 2000 (q)#

(10.38)	Letter agreement regarding employment of James C. Mullen dated March 18, 1993 (m)#

(10.39)	Letter agreement amending employment arrangement between the Registrant and James C. Mullen dated January 7, 1999 (m)#

Exhibit No.	Description

(10.40)	Letter agreement regarding employment of Burt Adelman, M.D. dated April 2, 1996 (m)#

(10.41)	Letter agreement amending employment arrangement between the Registrant and James C. Mullen dated May 3, 2000 (q)#

(10.42)	Letter agreement regarding employment of Peter Kellogg dated June 21, 2000*#

(10.43)	Letter agreement amending employment arrangement between the Registrant and Peter Kellogg dated October 19, 2001*#

(10.44)	Letter agreement amending employment arrangement between the Registrant and Burt Adelman, M.D. dated September 5, 2001*#

(10.45)	Renewal of Independent Consulting Agreement of Kenneth Murray dated September 27, 2001*#

(10.46)	Biogen Savings Plan, as amended and restated by the Thirteenth Amendment, dated as of December 31, 2001*#

(10.47)	Executive Severance — Senior/Executive Vice President*#

(10.48)	Letter agreement regarding employment arrangement between the Company and Sylvie Gregoire, Pharm.D. dated May 19, 1998*#

(10.49)	Letter agreement regarding employment arrangement between the Company and Sylvie Gregoire, Pharm.D. dated August 8, 2001*#

(10.50)	Letter agreement regarding employment arrangement between the Company and Sylvie Gregoire, Pharm.D. dated October 19, 2001*#

(13)	Incorporated portions of the Registrant’s Financial Statements from its 2001 Annual Report to Shareholders *

(21)	Subsidiaries of the Registrant *

(23)	Consent of PricewaterhouseCoopers LLP *

(a)	Previously filed with the Commission as an exhibit to the Registrant’s Registration Statement on Form S-1, File No. 2-81689, and incorporated herein by reference.

(b)	Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, as amended, File No. 0-12042, and incorporated herein by reference.

(c)	Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-12042, and incorporated herein by reference.

(d)	Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-12042, and incorporated herein by reference.

(e)	Previously filed with the Commission as an exhibit to the Registrant’s Registration Statement on Form S-3, File No. 33-51639 filed December 21, 1993, and incorporated herein by reference.

(f)	Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-12042, and incorporated herein by reference.

(g)	Previously filed with the Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-12042, and incorporated herein by reference.

(h)	Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-12042, and incorporated herein by reference.

(i)	Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-12042, and incorporated herein by reference.

(j)	Previously filed with the Commission as an exhibit to an amendment to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, File No. 0-12042, and incorporated herein by reference.

(k)	Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-12042, and incorporated herein by reference.

(l)	Previously filed with the Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-12042, and incorporated herein by reference.

(m)	Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-12042, and incorporated herein by reference.

(n)	Previously filed with the Commission as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on January 12, 2001, File No. 333-53598, and incorporated herein by reference.

(o)	Previously filed with the Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated April 27, 1999, and incorporated herein by reference.

(p)	Previously filed with the Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-12042, and incorporated herein by reference.

(q)	Previously filed with the Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-12042, and incorporated herein by reference.

(r)	Previously filed with the Commission as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on January 30, 2002, File No. 333-81668, and incorporated herein by reference.

*	Filed herewith

#	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.

By:	/s/ James C. Mullen

James C. Mullen President and Chief Executive Officer

Dated March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ James C. Mullen James C. Mullen	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2002

/s/ James L. Vincent James L. Vincent	Chairman of the Board of Directors	March 29, 2002

/s/ Peter N. Kellogg Peter N. Kellogg	Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)	March 29, 2002

/s/ Alan Belzer Alan Belzer	Director	March 29, 2002

/s/ Harold W. Buirkle Harold W. Buirkle	Director	March 29, 2002

/s/ Mary L. Good Mary L. Good	Director	March 29, 2002

/s/ Thomas F. Keller Thomas F. Keller	Director	March 29, 2002

/s/ Roger H. Morley Roger H. Morley	Director	March 29, 2002

/s/ Kenneth Murray Kenneth Murray	Director	March 29, 2002

/s/ Phillip A. Sharp Phillip A. Sharp	Director	March 29, 2002

/s/ Alan K. Simpson Alan K. Simpson	Director	March 29, 2002

James W. Stevens	Director	March 29, 2002

EXHIBIT INDEX

Exhibit No.	Description

(10.20)	1983 Employee Stock Purchase Plan, as amended and restated through December 14, 2001, effective as of December 31, 2001

(10.23)	1987 Scientific Board Stock Option Plan, as amended and restated through December 14, 2001, effective as of December 31, 2001

(10.24)	Voluntary Executive Supplemental Savings Plan (as amended and restated through December 14, 2001)

(10.27)	Voluntary Board of Directors Savings Plan (as amended and restated through December 14, 2001)

(10.42)	Letter agreement regarding employment of Peter Kellogg dated June 21, 2000

(10.43)	Letter agreement amending employment arrangement between the Registrant and Peter Kellogg dated October 19, 2001

(10.44)	Letter amending employment arrangement between the Registrant and Burt Adelman, M.D. dated September 5, 2001

(10.45)	Renewal of Independent Consulting Agreement of Kenneth Murray dated September 27, 2001

(10.46)	Biogen Savings Plan, as amended and restated by the Thirteenth Amendment, dated as of December 31, 2001

(10.47)	Executive Severance — Senior/Executive Vice President

(10.48)	Letter agreement regarding employment arrangement between the Company and Sylvie Gregoire, Pharm.D. dated May 19, 1998

(10.49)	Letter agreement regarding employment arrangement between the Company and Sylvie Gregoire, Pharm.D. dated August 8, 2001

(10.50)	Letter agreement regarding employment arrangement between the Company and Sylvie Gregoire, Pharm.D. dated October 19, 2001

(13)	Incorporated portions of the Registrant’s Financial Statements from its 2001 Annual Report to Shareholders

(21)	Subsidiaries of the Registrant

(23)	Consent of PricewaterhouseCoopers LLP