Form 10-K
period 2002-12-31
BIOGEN INC
filed 2003-03-14
CIK 714655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 ). Yes ☒ No ☐

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $6,076,061,862.

     As of March 7, 2003, the registrant had 149,607,567 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report, and portions of our 2002 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.

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
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 — EXECUTIVE COMPENSATION
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14 – CONTROLS AND PROCEDURES
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Ex-3.1 Articles of Organization
Ex-10.20 1982 Incentive Stock Option Plan
Ex-10.21 1985 Non-Qualified Stock Option Plan
Ex-10.22 1987 Scientific Board Stock Option Plan
Ex 10.44 Letter agreement - Thomas Bucknum 6/11/99
Ex 10.45 Letter agreement - T. Bucknum 10/19/01
Ex 10.48 Antegren Development and Marketing Coll.
Ex 10.49 Letter agreement - J. Mullen 2/15/02
Ex 10.50 Letter agreement - J. Mullen 3/06/03
Ex 10.51 Letter agreement - H. P. Hasler 6/22/01
Ex 10.52 Letter agreement - H. P. Hasler 10/19/01
Ex 13 Portions of the Financial Statements
Ex 21 Subsidiaries of the Registrant
Ex 23 Consent of PricewaterhouseCoopers LLP

PART I

ITEM 1 — BUSINESS

OVERVIEW

     Biogen, Inc. is a global biopharmaceutical company that develops, manufactures and markets novel human therapeutic products. Our primary focus is developing pharmaceutical products that meet unmet medical needs, particularly in our core therapeutic areas of neurology, dermatology and rheumatology. We currently sell AVONEX® (Interferon beta-1a) for the treatment of relapsing multiple sclerosis (“MS”) and, commencing in February 2003, AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. In addition, we have a pipeline of development stage products and a number of research programs in our core therapeutic areas and in other areas of interest.

     AVONEX is the most prescribed therapeutic product in MS worldwide. Globally over 122,000 patients have chosen AVONEX as their treatment of choice. In 2002, we focused our sales and marketing efforts on continuing to drive AVONEX growth in the United States (“U.S.”) and the European Union (“EU”) in the face of increasing competition. As a result of these efforts, we achieved revenues from sales of AVONEX of approximately $1,034.4 million in 2002, compared to $970.5 million in 2001.

     We launched our second product, AMEVIVE, in February 2003 in the U.S. AMEVIVE is approved in the U.S. for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. In February 2003, we withdrew our application for approval to market AMEVIVE in the EU. Our decision was based on a determination by the Committee for Proprietary Medicinal Products ("CPMP"), the scientific advisory board of the regulatory authority in the EU, that more clinical information is needed to approve AMEVIVE. We plan to develop the additional information necessary to obtain approval of AMEVIVE for psoriasis patients in the EU. Developing the data and re-filing the application may take several years.

     In addition to ongoing development work with our marketed products, we continue to devote significant resources to other ongoing development efforts, including our collaboration with Elan Corporation plc (“Elan”) on ANTEGREN® (natalizumab) and our collaboration with ICOS Corporation (“ICOS”) on orally active, small molecule LFA-1 antagonists.

     With Elan, we are developing ANTEGREN for use in the treatment of MS and Crohn’s disease. In January 2003, the results of the Phase 2 clinical studies of ANTEGREN in MS and Crohn’s were published in the New England Journal of Medicine. Based on the promising Phase 2 results, together with Elan, we are currently conducting four Phase 3 clinical studies of ANTEGREN, two in MS and two in Crohn’s disease. These four studies became fully enrolled during 2002.

     In collaboration with ICOS, we are developing orally active, small molecule LFA-1 antagonists for the treatment of psoriasis and other autoimmune diseases. In June 2002, we completed Phase 1 clinical studies of IC747, the lead molecule of the LFA-1 antagonist program. Based on the results of the Phase 1 studies, we have initiated Phase 2a clinical studies of IC747 in patients with moderate-to-severe psoriasis.

     In addition to our development programs, we have a number of preclinical and earlier-stage research programs. Our research strategy is to direct our primary effort toward finding therapeutics in our focus areas: neurology, dermatology and rheumatology. We supplement our internal research efforts to find novel therapeutics in these areas and in other areas of interest with genomics tools and other innovative technologies. We also seek to advance our research efforts through collaborations. Our most recent example is a collaboration entered into in January 2003 with IDEC Pharmaceuticals Corporation to develop three oncology candidates from our pipeline of early stage products. We believe that our biologically-focused research strength, along with expertise in protein and bio-organic chemistry, will allow us to be in a position to capitalize on the potential of the post-genomics era.

     We are a Massachusetts corporation with our principal executive offices located at 10 Cambridge Center, Cambridge, Massachusetts 02142. Our telephone number is (617) 679-2000 and our web site address is www.biogen.com. We make available free of charge through the Investor Relations section of our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

PRODUCTS

AVONEX® (INTERFERON BETA-1A)

     We currently market and sell AVONEX worldwide for the treatment of relapsing MS. MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability interrupted by flareups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of a protein produced in the body by fibroblast cells in response to viral infection. AVONEX has been shown in clinical trials in relapsing forms of the disease both to slow the accumulation of disability and to reduce the frequency of exacerbations. We began selling AVONEX in the U.S. in 1996, and in the EU in 1997. Currently AVONEX is on the market in more than 50 countries and is the most prescribed product in MS worldwide. Over 122,000 patients worldwide have chosen AVONEX as their treatment of choice.

     In 2002, we focused our marketing and sales activities on continuing to drive AVONEX growth in the U.S. and the EU in the face of increased competition. The result was revenues from sales of AVONEX in 2002 of $1,034.4 million, compared to revenues from sales of AVONEX of $970.5 million in 2001 and $760.3 million in 2000. Of these revenues, approximately 72% in 2002, 73% in 2001 and 73% in 2000 were generated in the U.S.

     Our efforts have also included work on the legislative front. In May 2002, the Center for Medicare and Medicaid Services restored Medicare coverage for certain injectable medicines, including AVONEX. Medicare now provides coverage for MS patients treated with AVONEX as part of physician services, making AVONEX the only product in the MS market that is covered by Medicare.

     We also continue to work to expand the quantity and quality of data available about AVONEX. In 2002 the results of our efforts in this area included the FDA’s approval of a change to the AVONEX label to lower the specified rate of occurrence of neutralizing antibodies associated with AVONEX from 24% to 5%. The AVONEX label was amended again in January 2003 to include in the indication section MS patients with a first clinical episode and MRI features consistent with MS. This label change is based on the data from our Controlled High Risk AVONEX Multiple Sclerosis Prevention Study (“CHAMPS”) study. In the CHAMPS study, AVONEX was shown to have a highly statistically significant beneficial effect on delaying the development of clinically definite MS in patients who had experienced a single neurological event consistent with MS. Based on the CHAMPS data, the regulatory authorities in the EU made a similar change to the AVONEX label earlier in 2002.

     An important component of our activities related to AVONEX is our ongoing clinical trial work. In 2002, we completed an open-label, follow-up study of AVONEX initiated in 1995 to obtain long-term safety and antigenicity data. The data from this study will be submitted to the FDA and the regulatory authorities in the EU as part of our post-marketing commitment. In 2001, we completed a randomized, double-blind, placebo controlled study initiated in 1998 to evaluate the efficacy of a higher dose of AVONEX IM formulation delivered once a week in the treatment of secondary progressive MS. We are currently discussing the outcome and endpoints of the study with the FDA and regulatory authorities in the EU. Ongoing studies of AVONEX also include an open label follow-up study initiated in 2000 to study the long-term effect of AVONEX on patients who participated in the CHAMPS study.

     As part of our commitment to AVONEX, we also work to improve the product. In the first half of 2002, we filed with the FDA and regulatory authorities of the EU for approval to market a pre-filled syringe formulation of AVONEX. In February 2003, the CPMP issued a positive opinion for the pre-filled syringe formulation. We expect to receive approval in the U.S. and the EU in the second or third quarter of 2003. We continue to explore other ways to improve delivery of AVONEX.

     In the past year, we have also been working to enhance the services associated with AVONEX. In July 2002, we launched a newly enhanced version of MSActiveSource.com, a comprehensive Internet site for people living with MS, their caregivers and healthcare professionals. Registrants on the site are provided with a broad selection of customizable content and resources, including disease information, current news and the latest research studies about MS. We also maintain AVONEX.com, an Internet site designed for people taking AVONEX. AVONEX.com incorporates the personalized information and customizable features of MSActiveSource.com to facilitate the management of therapy programs.

     In the U.S., Canada, Australia and most of the major countries of the EU, we use our own sales force to market and sell AVONEX. In those countries, we distribute AVONEX principally through wholesale distributors of pharmaceutical products, mail order, specialty distributors or shipping service providers. Sales to a specialty distributor and three major wholesale distributors in the U.S. accounted for approximately 20%, 19%, 17% and 16%, respectively, of total revenues in 2002. In countries outside the U.S., Canada, Australia and the major countries of the EU, we sell AVONEX to distribution partners who are then responsible for most marketing and distribution activities.

     AMEVIVE® (ALEFACEPT)

     In February 2003, we began marketing and selling AMEVIVE in the U.S. for the treatment of patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. Psoriasis is an autoimmune skin disease in which skin cells multiply 10 times faster than the normal rate. The excess cells pile up on the skin’s surface, forming red, raised, scaly plaques that can be painful and disfiguring. AMEVIVE is a systemic therapy that works by helping to rebalance the overactive cells in the immune system that cause psoriasis. These cells, called T-cells, are central to the immune response when working properly, but are directed inappropriately against the body’s own tissues in psoriasis and other autoimmune disorders. AMEVIVE is designed to reduce the number of these cells as a means of treating these diseases.

     In February 2003, we withdrew our application for approval to market AMEVIVE in the EU. Our decision was based on a determination by the Committee for Proprietary Medicinal Products, the scientific advisory board of the regulatory authority in the EU, that more clinical information is needed to approve AMEVIVE. We plan to develop the additional information necessary to obtain approval of AMEVIVE for psoriasis patients in the EU. Developing the data and re-filing the application may take several years. Our filings for approval in Australia, Canada, New Zealand and Switzerland are currently being reviewed by regulatory authorities.

     Our regulatory filings for AMEVIVE are based on our pivotal Phase 3 clinical studies completed in 2001. We have other ongoing or planned clinical studies of AMEVIVE. For example, as part of our post marketing commitments to the FDA we began a Phase 3b international study in 2002. This is a multiple course study that will provide further safety data regarding the use of AMEVIVE in the context of standard dermatology practices. In 2003, we expect to begin clinical studies investigating AMEVIVE in combination with other systemic therapies and exploring alternative dosing regiments for AMEVIVE.

     In the U.S., we use our own sales force to market and sell AMEVIVE. AMEVIVE is distributed in the U.S. principally through specialty distributors of pharmaceutical products.

     In April 2002, we launched PsoriasisSupport.com, a comprehensive Internet site that provides psoriasis patients with in-depth information and community support to help people learn more about the disease. Registrants on the site are provided with a broad selection of customizable content, including disease information, current news and the latest research studies about psoriasis. In connection with the launch of AMEVIVE, we also launched Amevive.com, an Internet site designed for people taking AMEVIVE that incorporates the features of PsoriasisSupport.com with information relevant to the management of therapy programs.

MAJOR RESEARCH AND DEVELOPMENT PROGRAMS

     We focus our research and development efforts on continuing to develop and study AVONEX and AMEVIVE, as described above, and finding novel therapeutics in areas of unmet medical need particularly in our key focus areas of neurology, dermatology and rheumatology. Our programs include:

     ANTEGREN® (NATALIZUMAB)

     The furthest along of our development-stage products is ANTEGREN, a humanized monoclonal antibody that is the first of a new class of potential therapeutics known as selective adhesion molecule inhibitors. We are developing ANTEGREN in collaboration with Elan Corporation plc as a potential treatment for MS and Crohn’s disease. In MS, immune cells migrate through the blood-brain barrier into the brain leading to inflammation and destruction of the myelin sheath (the insulation for the nerves) and eventual nerve cell death. In Crohn’s disease, a chronic inflammatory disease of the gastrointestinal tract, a similar process of inflammation occurs in the gastrointestinal tract. Adhesion molecules on the surface of the immune cells play an important role in the migration of the immune cells in the inflammatory process. ANTEGREN binds to a specific adhesion molecule on the immune cell surface known as alpha-4 integrin. By binding to alpha-4 integrin, ANTEGREN is designed to inhibit immune cells from leaving the bloodstream and prevent them from migrating into the brain, in the case of MS, or the inflamed gastrointestinal tissue, in the case of Crohn’s disease, and worsening the condition.

     In January 2003, the promising results of two large Phase 2 clinical studies of ANTEGREN in MS and Crohn’s disease were published in the New England Journal of Medicine. Based on these results, together with Elan, we are currently conducting four Phase 3 clinical studies of ANTEGREN, two in MS and two in Crohn’s disease. All of the studies were fully enrolled by the end of 2002.

     SMALL MOLECULE LFA-1 ANTAGONISTS

     Leveraging our expertise in psoriasis and other inflammatory diseases, we are collaborating with ICOS Corporation on the development of small molecule antagonists to a cell adhesion molecule known as Leukocyte function – Associated Antigen-1 (LFA-1). LFA-1 promotes T-cell migration and activation that can lead to inflammatory diseases such as psoriasis, rheumatoid arthritis and MS. Together with ICOS, we are developing antagonists to LFA-1 designed to interfere with T-cell migration and activation by blocking LFA-1 activity as a means of potentially treating these inflammatory diseases. In June 2002, we completed Phase 1 clinical studies of IC747, an orally available LFA-1 antagonist. Based on the promising results from the Phase 1 studies, we have initiated Phase 2a clinical studies of IC747 in patients with moderate-to-severe psoriasis.

     OTHER RESEARCH AND DEVELOPMENT PROGRAMS

     We also have a pipeline of earlier stage programs in our focus areas and in other areas of interest. For example:

•	We are developing a humanized monoclonal antibody directed against alpha-1/beta-1 integrin (VLA-1). VLA-1 is found on a variety of cells associated with tissue inflammation and fibrosis, including activated T-cells, macrophages and myofibroblasts. Reduction of VLA-1 activity is associated with sharply reduced inflammation and fibrosis in experimental models of disease.

•	In January 2003, we entered into a collaboration with IDEC Pharmaceuticals Corporation to co-develop three oncology candidates from our pipeline of early stage products. The three product candidates in this collaboration are: an anti-lymphotoxin beta receptor monoclonal antibody that has shown activity in inhibiting tumor growth in animal models, Cripto antibody, a monoclonal antibody that is designed to inhibit Cripto, a novel cell surface signaling molecule that is over-expressed in solid tumors, and an interferon beta gene delivery product that is currently in Phase 1 clinical trials in glioma.

•	In 2002 we completed a Phase 2a clinical study of a small molecule antagonist of the adenosine A1 receptor in patients with stable congestive heart failure. The adenosine A1 receptor mediates vasoconstriction, renal function and reabsorbtion of fluids in the kidney. To maximize the opportunity for this product, we plan to license our rights to another company for further development and commercialization.

     We also have a number of other ongoing research programs. Our research strategy is to direct our primary effort toward finding therapeutics in our focus areas: neurology, dermatology and rheumatology. We supplement our internal research efforts to find novel therapeutics in these areas and in other areas of interest with genomics tools and other innovative technologies. We also seek to advance our research efforts through collaborations. For example, in late 2002, we entered into a collaboration with Sunesis Pharmaceuticals, Inc. (“Sunesis”) under which we will work together to apply Sunesis’ proprietary fragment-based drug discovery technology, known as “Tethering,” to generate small molecule leads that target select cytokines in the immune system. We believe that our biologically-focused research effort, along with the leveraging of our strengths in protein and bio-organic chemistry, will allow us to be in a position to capitalize on the potential of the post-genomics era.

     RESEARCH AND DEVELOPMENT COSTS

     For the years ended December 31, 2002, 2001 and 2000, our research and development costs were approximately $367.6 million, $314.6 million and $302.8 million, respectively.

RISKS ASSOCIATED WITH DRUG DEVELOPMENT AND COMMERCIALIZATION

     Certain of the statements set forth in this report regarding our products and our research and development programs, such as statements regarding the anticipated commencement or completion of clinical trials of drugs in development, statements regarding the potential for such drugs as therapeutics and our predictions as to the timing and result of deliberations by regulatory authorities are forward-looking, and are based upon our current belief as to the outcome and timing of such future events. These events are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Many important factors affect our ability to successfully develop and commercialize drugs, including the need to demonstrate the safety and efficacy of drug candidates at each stage of the clinical trial process, to overcome technical hurdles that may arise, to meet applicable regulatory standards, to receive required regulatory approvals, to be capable of producing drug candidates in commercial quantities at reasonable costs, to obtain and maintain all necessary patents or licenses, to compete successfully against other products, to market products successfully, to receive adequate prices for our products, and to effectively and efficiently work with collaborators. Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk exists that unexpected concerns may arise from analysis of data or from additional data or that obstacles may arise or issues be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with our view of the data or require additional data or information or additional studies. There can be no assurance that any of the products described in this report or resulting from our research and development programs will be successfully developed and commercialized, overcome technical hurdles that may arise, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, receive required regulatory approvals, survive challenges based on patents, not be affected by pricing pressures from public and private payors, be capable of being produced in commercial quantities at reasonable costs, or successfully meet challenges from competitive products. There also can be no assurance that we will be able to work effectively with collaborators or that we will be able to obtain licenses necessary to market and develop the products described in this section on terms acceptable to us.

     For a detailed discussion of the risks associated with our drug development and commercialization program, see “Business — Patents and Other Proprietary Rights,” “Business — Competition,” and our 2002 Annual Report to Shareholders — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook,” which is incorporated by reference into this Annual Report on Form 10-K under Item 7 hereof.

PRINCIPAL LICENSED PRODUCTS

     We receive royalties from Schering-Plough Corporation (“Schering-Plough”) under an exclusive license to our alpha interferon patents and patent applications. Schering-Plough sells its INTRON® A (interferon alfa-2b) brand of alpha interferon in various countries, including the U.S., for a number of indications, including the treatment of chronic hepatitis B and hepatitis C. Schering-Plough also sells other alpha interferon products for the treatment of hepatitis C, including REBETRON® Combination Therapy containing INTRON A and REBETOL® (ribavirin, USP), PEG-INTRON® (peginterferon alfa-2b), a pegylated form of alpha interferon, and PEG-INTRON in combination with REBETOL. Royalties from Schering-Plough on sales of alpha interferon products accounted for approximately 5%, 2% and 10% of our revenues in 2002, 2001 and 2000, respectively. We expect royalties from Schering-Plough on sales of alpha interferon products in the U.S. to increase in future years as compared to 2002, as the result of the settlement of a royalty dispute with Schering-Plough related to royalties payable on sales in the U.S. For a description of this settlement, see “Patents and Other Proprietary Rights — Recombinant Alpha Interferon.”

     We also hold several important patents related to hepatitis B antigens produced by genetic engineering techniques. See “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.” These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. We receive royalties from sales of hepatitis B vaccines in several countries, including the U.S., from GlaxoSmithKline plc and Merck and Co. Inc. We have also licensed our proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to several diagnostic kit manufacturers, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits. For a discussion of the length of the royalty obligation of GlaxoSmithKline and Merck on sales of hepatitis B vaccines and the obligation of our other licensees on sales of hepatitis B-related diagnostic products, see “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.”

     We also receive ongoing royalties on sales of the recombinant human growth hormone product, Genotropin®, by Pharmacia Corporation in the U.S., Canada and Japan, and on sales of ANGIOMAX® (bivalirudin) by The Medicines Company (“TMC”). TMC sells ANGIOMAX in the U.S. for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty. TMC sells ANGIOMAX through distributors in Europe, Canada and Latin America.

     Financial information about our foreign operations and export sales is included in our 2002 Annual Report to Shareholders — Notes to Consolidated Financial Statements — Note 11, incorporated by reference under Item 8 of this Annual Report on 10-K.

PATENTS AND OTHER PROPRIETARY RIGHTS

     We have filed numerous patent applications in the U.S. and various other countries seeking protection of a number of our processes and products. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents or others, if obtained, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will prevail if they are challenged in court. There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Intellectual property litigation could therefore create business uncertainty and consume substantial financial and human resources.

     In general, we obtain licenses to third party patents which we deem necessary or desirable for the manufacture, use and sale of our products. We are aware that others, including various universities and companies working in the biotechnology field, have filed patent applications and have been granted patents in the U.S. and in other countries claiming subject matter potentially useful or necessary to our business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. There is considerable uncertainty within the biotechnology industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world, and, to date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. For example, Genentech has been granted patents and is prosecuting other patent applications in the U.S. and certain other countries which it may allege are currently used by us and the rest of the biotechnology industry to produce recombinant proteins in host cells. Genentech has offered us and others in the industry non-exclusive licenses under some of those patents as to some products but not to others. We cannot currently determine the ultimate scope and validity of Genentech’s patents, of other existing patents, or of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products. We are currently unable to assess the extent to which we may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all.

     RECOMBINANT BETA INTERFERON

     Third parties have pending patent applications or issued patents in the U.S., Europe and other countries with claims to key intermediates in the production of beta interferon (the “Taniguchi patents”) and to beta interferon itself (the “Roche patents”). We have obtained non-exclusive rights in various countries of the world, including the U.S., Japan and most European countries, to manufacture, use and sell AVONEX, our brand of recombinant beta interferon, under the Taniguchi patents and have obtained worldwide, non-exclusive rights under the Roche patents.

     In January 2002, we settled litigation with Berlex Laboratories, Inc. (“Berlex”). Berlex had claimed that our production of AVONEX in the U.S. infringed certain U.S. patents which we refer to as the “McCormick” patents. A District Court decision in 2000 rendered final judgment in our favor determining that the manufacture, use and sale of AVONEX in the U.S. did not infringe any of the claims of the asserted McCormick patents, but Berlex appealed the decision to the Court of Appeals for the Federal Circuit. Under the settlement agreement, we agreed to pay Berlex $20 million, which we recorded as a charge in the fourth quarter of 2001 under “Other income (expense)”, and to make a second and final payment to Berlex if the Court of Appeals were to reverse the District Court’s previous ruling granting summary judgment in our favor. As part of the settlement, both parties agreed not to pursue further litigation about these patents. On January 31, 2003, the Court of Appeals decided that the District Court had properly construed the claims of the McCormick patents and that we did not literally infringe the McCormick patents. The Court of Appeals remanded the case to the District Court to determine if one of the Berlex patents might be infringed under a redefinition of the “doctrine of equivalents” recently handed down by the U.S. Supreme Court. As a result of the decision, we were required to make a final payment to Berlex of $55 million under the settlement agreement which we recorded as a charge in the fourth quarter of 2002 under “Other income (expense)”.

     On October 13, 1998, we filed an opposition with the Opposition Division of the European Patent Office opposing the grant of a European patent (the “Rentschler II Patent”) issued to Dr. Rentschler Biotechnologie GmbH (“Rentschler”) claiming compositions of matter of beta interferon having specific glycosylation patterns. On November 6, 2002, a hearing took place with regard to our opposition of the Rentschler II Patent in the European Patent Office. The Opposition Board of the European Patent Office ruled in an appealable decision that the present claims of the Rentschler II Patent should be maintained. Following this decision, Rentschler Biotechnologie GmbH & Co. KG sued our German subsidiary, Biogen GmbH, for infringement of the Rentschler II Patent in Germany. We intend to appeal the decision of the Opposition Division to the European Patent Office’s Technical Board of Appeals. We believe that we have arguments to support the invalidation of the Rentschler II Patent before the Technical Board of Appeals. A decision on our appeal is not likely to be issued until at least two years after we file the appeal. We believe that we have solid arguments to support our defense against Rentschler’s infringement claims in the German infringement lawsuit. A hearing in the German proceeding is scheduled to occur in September 2003, with a decision likely to follow within a month or two after the hearing. The non-prevailing party will then have the right to appeal the decision. A ruling on such an appeal would likely take another 12 to 18 months. We are closely examining the Opposition Board’s recent written ruling and the claims made in the German infringement suit and exploring various alternatives for handling these matters. If we were to be enjoined from selling AVONEX in Germany by the German district court pending our appeal of an adverse judgment or, if we lost any appeal of the German infringement suit, or if, through other legal proceedings, Rentschler were to obtain a determination that our sale of AVONEX in other European countries infringed a valid Rentschler II Patent, it could have a material adverse effect on our results of operations and financial condition. See our 2002 Annual

Report to Shareholders — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters” incorporated by reference under Item 7 of this Annual Report in Form 10-K.

     AMEVIVE® (ALEFACEPT)

     AMEVIVE is presently claimed in a number of patents granted in the U.S. and the EU, which cover LFA-3 polypeptides and DNA, LFA-3 fusion proteins and DNA, host cells, manufacturing methods and pharmaceutical compositions. We have obtained composition of matter patent coverage for the commercial product and important intermediates in the manufacturing process. Our patent portfolio also includes patents granted in the U.S. and the EU, which cover the use of LFA-3 polypeptides and LFA-3 fusion proteins in methods to inhibit T cell responses and use of LFA-3 polypeptides and fusion proteins to treat skin diseases, specifically including psoriasis. Our patent portfolio further includes pending patent applications, which seek coverage for the use of LFA-3 polypeptides and fusion proteins in the treatment of other indications of possible future interest as well for certain combination therapy treatments of potential interest and utility. Patents issued or which may be issued on these various patent applications expire between 2007 (for patents relating to manufacturing intermediates) and 2021 (in the case of recently filed patent applications). Our principal patents covering the drug product expire in 2013 subject to potential patent term extensions in countries where such extensions are available and by supplemental protection certificates in countries of the EU. Method of use patent protection for the product to treat skin diseases, including psoriasis, extends until 2017 in the U.S. and generally until 2015 in the rest of the world.

     We are aware that Genentech has been granted patents and is presently prosecuting other patent applications in the U.S. and certain other countries pertaining to immunoadheson technology. Genentech may allege that its patents on such immunoadheson technology are infringed by our commercial activities with AMEVIVE. We have had discussions with Genentech regarding licensing and are evaluating these patents to determine if a license should be taken. The ultimate scope and validity of Genentech’s immunoadheson patents and the availability and ultimate cost of acquiring rights, currently cannot be determined.

     RECOMBINANT ALPHA INTERFERON

     In 1979, we granted an exclusive worldwide license to Schering-Plough under our alpha interferon patents. Many of our alpha interferon patents have since expired, including expiration in January 2001 of patents in Japan and all countries of Europe other than France, Italy and Spain. We have obtained supplementary protection certificates in France and Italy extending the coverage (in France until 2003 and in Italy until 2007, although the Italian Legislature is considering legislation that may shorten this period). In Spain, our alpha interferon patents expire in 2003.

     In October 2002, we settled our dispute with Schering-Plough over royalties on U.S. sales of alpha interferon products. We received a final settlement payment resulting in a net gain of $37.2 million, which was classified to Other income (expense) in the fourth quarter of 2002. In addition, Schering-Plough agreed, effective October 1, 2002, to commence royalty payments on U.S. sales of alpha interferon products under an interference settlement entered into in 1998. Under the terms of the interference settlement, Schering-Plough agreed to pay us royalties commencing in mid-2002 under certain patents to be issued to Hoffman-La Roche Inc. (“Roche”) and Genentech in consideration of our assignment to Schering-Plough of the alpha interferon patent application that had been the subject of the settled interference with respect to the Roche/Genentech patent. Schering-Plough entered into an agreement with Roche as part of settlement of the interference. The first of the Roche/Genentech patents was issued on November 19, 2002 and has a seventeen-year term.

     RECOMBINANT HEPATITIS B ANTIGENS

     We have obtained numerous patents in countries around the world, including in the U.S. and in European countries, covering the recombinant production of hepatitis B surface, core and “e” antigens. We have licensed our recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receive royalties on sales of the vaccines and test kits by our licensees. See “Licensed Products.” The obligation of GlaxoSmithKline and Merck to pay royalties on sales of hepatitis B vaccines and the obligation of our other licensees under our hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of our hepatitis B patents in each licensed country. Following the conclusion of a successful interference proceeding in the U.S., we were granted patents in the U.S. expiring in 2018 which broadly claim hepatitis B virus polypeptides and vaccines and diagnostics containing such polypeptides. Our European hepatitis B patents expired at the end of 1999, except in those countries in which we have obtained supplementary protection certificates. Coverage under supplementary protection certificates still exists in France, Italy and Sweden. The additional coverage afforded by the supplementary protection certificates ranges from one to five years.

     TRADE SECRETS AND CONFIDENTIAL KNOW-HOW

     Trade secrets and confidential know-how are important to our scientific and commercial success. Although we seek to protect our proprietary information by generally requiring our employees, consultants, advisors and corporate partners to sign confidentiality agreements, there can be no assurance that third parties will not either independently develop the same or similar information or obtain access to our proprietary information.

COMPETITION

     IN GENERAL

     Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. We do not believe that any of the industry leaders can be considered dominant in view of the rapid technological change in the industry. We experience significant competition from specialized biotechnology firms in the U.S., Europe and elsewhere and from many large pharmaceutical, chemical and other companies. Certain of these companies have substantially greater financial, marketing, research and development and human resources than us. Most large pharmaceutical companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

     We believe that competition and leadership in the industry will be based on managerial and technological superiority and establishing proprietary positions through research and development. Leadership in the industry may also be influenced significantly by patents and other forms of protection of proprietary information. See “Patents and Other Proprietary Rights”. A key aspect of such competition is recruiting and retaining qualified scientists and technicians. We believe that we have been successful in attracting skilled and experienced scientific personnel. The achievement of a leadership position depends largely upon our continued ability to attract and retain skilled and experienced personnel, our ability to identify and exploit commercially the products resulting from research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing.

     Many of our competitors are working to develop products similar to those that we are developing. The timing of the entry of a new pharmaceutical product into the market can be an important factor in determining the product’s eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Moreover, for certain diseases with limited patient populations, the FDA is prevented under the Orphan Drug Act, for a period of seven years, from approving more than one application for the “same” product for a single orphan drug designation, unless a later product is considered clinically superior. The EU has similar laws and other jurisdictions have or are considering such laws. Accordingly, the relative speed with which we can develop products, complete the testing and approval process and supply commercial quantities of the product to the market will have an important impact on our competitive position. In addition, competition among products approved for sale, including AVONEX and AMEVIVE, may be based, among other things, on patent position, product efficacy, safety, reliability, availability and price.

     AVONEX® (INTERFERON BETA-1a)

     In 2002, AVONEX competed in the U.S. and EU markets primarily with four products: COPAXONE® glatiramer acetate, sold by Teva Neuroscience, Inc. (“Teva”) in the U.S. and co-promoted by Teva and Aventis Pharma in the EU; BETASERON®, sold by Berlex in the U.S. and sold under the name BETAFERON® by Schering A.G. in the EU; NOVANTRONE® (mitoxantrone for injection) sold by Amgen, Inc. (“Amgen”) and Serono S.A. in the U.S. and sold by Amgen in the EU; and REBIF®, which was launched in the U.S. by Serono, Inc. (“Serono”) in March 2002. Serono announced in July 2002 that it reached an agreement to co-promote REBIF in the U.S. with Pfizer Inc. In 2002, AVONEX had worldwide revenues of approximately $1,034.4 million, BETASERON and BETAFERON had combined worldwide revenues of approximately $747.7 million, REBIF had worldwide revenues of approximately $548.8 million, COPAXONE had worldwide revenues of approximately $538.8 million, and NOVANTRONE had worldwide revenues of approximately $76.3 million.

     A number of companies, including us, are working to develop products to treat MS which may in the future compete with AVONEX. AVONEX also faces competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products which may in the future compete with AVONEX.

     AMEVIVE® (ALEFACEPT)

     AMEVIVE competes with existing therapies for moderate-to-severe chronic plaque psoriasis, such as oral retinoids, steroids, methotrexate and cyclosporin, along with other drugs, as discussed below, approved for other indications. In the future, AMEVIVE will also compete with new drugs currently in development for psoriasis, drugs now approved for other indications that may be approved for psoriasis, and off-label uses of drugs approved for other indications. Genentech and Xoma Corporation are co-developing RAPTIVA® (efalizumab), an antibody designed to block certain immune cells as a potential treatment for moderate-to-severe psoriasis. Genentech has filed for regulatory approval of the drug in the U.S. Serono has an exclusive license to RAPTIVA in the EU and other countries and has filed for regulatory approval of the drug in the EU. ENBREL® (etanercept), a drug sold by Amgen, Inc. and Wyeth Pharmaceuticals, Inc. has been approved by the FDA as a treatment for psoriatic arthritis, a joint disease that can be associated with the skin plaques of moderate-to-severe chronic plaque psoriasis. In January 2003, Amgen announced positive results from a Phase 3 clinical study of ENBREL in the treatment of moderate-to-severe plaque psoriasis and is conducting a second Phase 3 clinical study in psoriasis. Centocor, Inc., a subsidiary of Johnson & Johnson, sells REMICADE® (infliximab) worldwide as a treatment for other indications, including rheumatoid arthritis, and has completed a Phase 2 proof of concept study for REMICADE as a potential treatment for psoriasis. HUMIRA® (adalimumab), a drug sold by Abbott Laboratories, was also recently approved by the FDA as a treatment for rheumatoid arthritis. Abbott is undertaking clinical trials in psoriasis and psoriatic arthritis. In addition, a number of other companies are working to develop products to treat psoriasis which may ultimately compete with AMEVIVE.

REGULATION

     Our current and contemplated activities and the products and processes that will result from such activities are, and will be, subject to substantial government regulation.

     Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. These clinical trial programs generally involve a three-phase process. Typically, in Phase 1, trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug distribution and metabolism. In Phase 2, trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages, expand evidence of the safety profile and, perhaps, determine preliminary efficacy. In Phase 3, large scale, comparative trials are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies. The results of the preclinical and clinical testing of a biologic product are then submitted to the FDA in the form of a Biologics License Application (or BLA). In response to a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide adequate basis for approval. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, could result in product liability claims against us.

     In connection with the commercialization of products, it is necessary, in a number of countries, to comply with certain regulations relating to the manufacturing and marketing of such products and to the products themselves. For example, the commercial manufacturing, marketing and exporting of pharmaceutical products require the approval of the FDA in the U.S. and of comparable agencies in other countries. The FDA has established mandatory procedures and safety standards which apply to the manufacture, clinical testing and marketing of pharmaceutical products in the U.S. An example of this is the FDA’s current Good Manufacturing Practices (or GMP). Before approval of a product, the FDA will perform a prelicensing inspection of the manufacturing facilities to determine their compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. Any determination by the FDA of manufacturing related deficiencies could have a material adverse effect on our business.

     The regulatory requirements and approval processes for new products in the EU and Canada operate under similar principles as those applied in the U.S. The process of seeking and obtaining approval of the FDA or regulatory authorities in the EU or other regulatory authorities worldwide for a new product and licensing of the facilities in which the product is produced takes a number of years and involves the expenditure of substantial resources. In addition, the regulatory approval processes for products in the U.S., the countries of the EU and other countries around the world are undergoing or may undergo changes. We cannot determine what effect any changes in regulatory approval processes may have on our business.

     In the U.S., the federal government regularly considers reforming health care coverage and costs. Resulting legislation or regulatory actions may have a significant effect on our business. Our ability to successfully commercialize human pharmaceutical products also may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available worldwide from government health administration authorities, private health insurers and other organizations. Currently, substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

     We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of the our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, including our stock price. For a description of litigation in this area in which we are currently involved, see Item 3 — Legal Proceedings. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

     We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation has included extending comparable discounts under the Public Health Service (“PHS”) pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (“AMP”) of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of current average manufacturer price and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information.

     We also make our products available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration. As a result of the Veterans Health Care Act of 1992 (the “VHC Act”), federal law requires that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS (including the Indian Health Service) be discounted by a minimum of 24% off the non-federal average manufacturer price (“non-FAMP”). Our computation and report of non-FAMP is used in establishing the price to these government agencies. The accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws. Among the remedies available to the government for infractions of these laws is recoupment of any overages paid by FSS users during the audited years. In addition, if we were found to have knowingly reported a false non-FAMP, the VHC Act provides for civil monetary penalties of $100,000 per item that is incorrect.

     We conduct relevant research in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (the “NIH Guidelines”) and all other applicable federal and state regulations. By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in Cambridge, Massachusetts, and are required to operate pursuant to certain permits.

     Additionally, the U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

     Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. The extent of government regulation which might result from future legislation or administrative action cannot accurately be predicted. Certain agreements entered into by us involving exclusive license rights may be subject to national or supranational antitrust regulatory control, the effect of which also cannot be predicted.

MANUFACTURING AND RAW MATERIALS

     We currently produce all of our bulk drug products at our manufacturing facilities located in Cambridge, Massachusetts and Research Triangle Park, North Carolina. We source all of our fill-finish and final product storage operations, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. We believe that our existing manufacturing facilities and outside sources will allow us to meet, in the near term, manufacturing needs for AVONEX, AMEVIVE, ANTEGREN and other products in clinical trials. Our existing manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the EU and other regulatory authorities. We believe that our existing manufacturing facilities comply in all material respects with applicable regulatory standards. We expect that additional manufacturing facilities and outside sources will be required to meet our long-term research, development and commercial production needs.

     Raw materials and supplies required for the production of AVONEX and AMEVIVE are generally available from various suppliers in quantities adequate to meet our needs.

EMPLOYEES

     At December 31, 2002, we employed 2,633 full-time employees worldwide, of whom 2,109 were located in the U.S.

ITEM 2 — PROPERTIES

     Our principal executive offices and a majority of our administrative and research and development facilities are located in Cambridge, Massachusetts. We own approximately 537,292 square feet of real estate space in Cambridge, consisting of a 150,000 square foot building that houses laboratories and office space; an approximately 259,000 square foot building that primarily contains research and development and process development operations; and two other buildings, consisting of an aggregate of approximately 128,292 square feet, which primarily contains laboratories, purification, aseptic bottling facilities, office space, and 6,130 square feet which we sublease under a sublease which expires in 2008. We also have development options for additional property in Cambridge. We lease a total of approximately 415,900 square feet, consisting of additional office, manufacturing, and research and development space, in all or part of five other buildings in Cambridge. The lease expiration dates for the leased sites range from 2004 to 2015.

     We also own a 100,000 square foot biologics manufacturing facility in Research Triangle Park, North Carolina (“RTP”). We have substantially completed construction of a 250,000 square foot large scale manufacturing plant in RTP. We are in the process of further expanding our RTP facilities to add a laboratory office building and additional manufacturing capacity. The projects are expected to be completed by the summer of 2003. In 2002, we purchased a 60-acre site with an option for an additional 36 acres in Hillerod, Denmark. We are completing plans to build a large scale manufacturing facility at the site and expect construction to commence in 2003. See also our 2002 Annual Report to Shareholders — “Note 9 – Notes to Consolidated Financial Statements.”

     We financed construction of the buildings we own in Cambridge, Massachusetts and the 100,000 square foot biologics manufacturing facility in RTP with term loans. The term loans are collateralized by the buildings. We have financed the construction of the other facilities at RTP with operating cash. We expect to finance the purchase of the Hillerod, Denmark property and the construction of the large scale manufacturing facility with operating cash. See our 2002 Annual Report to Shareholders — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference under Item 7 into this Annual Report on Form 10-K.

     Our European headquarters consists of approximately 59,000 square feet of office space in a multi-tenant building in Nanterre, France. The lease for the Nanterre space terminates in 2008. In addition, we lease approximately 34,200 square feet of real estate in Hoopddorf, The Netherlands, which consists of office space, a storage facility and a packaging facility where we perform some of our AVONEX packaging operations. We also lease office space in several other EU countries, Japan and Australia.

ITEM 3 — LEGAL PROCEEDINGS

     Along with most other major pharmaceutical and biotechnology companies, we have been named as a defendant in a lawsuit filed by the County of Suffolk, New York, in the U.S. District Court in the Eastern District of New York in January 2003. In March 2003, the case was conditionally transferred to the United States District Court for the District of Massachusetts. The complaint alleges that the defendants overstated the Average Wholesale Price (“AWP”) for drugs for which Medicaid provides reimbursement

(“Covered Drugs”); marketed and promoted the sale of Covered Drugs to providers based on the providers ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaint further alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to New York’s Medicaid program. Under Medicaid, pharmaceutical and biotechnology companies agree to pay Medicaid programs a rebate for each product reimbursed by Medicaid. The amount of the rebate is often the difference between the average manufacturers price and the best price reported by companies to the Medicaid program. Plaintiff claims that it was harmed because it could have allotted the dollars that it wrongfully spent on Medicaid to other public needs. Plaintiff has brought the action under the Racketeering Influence and Corrupt Organizations Act (RICO), and for breach of contract, unjust enrichment, Medicaid fraud and common law fraud. We intend to vigorously defend ourselves against all of the allegations and claims in this lawsuit.

     For a description of legal proceedings relating to certain of our patent rights, including our litigation with Rentschler and Berlex, see Item 1 hereof, “Business — Patents and Other Proprietary Rights.” We are also a party to other litigation proceedings which are routine and incidental to our business.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fiscal quarter ended December 31, 2002.

EXECUTIVE OFFICERS

     The following is a list of each of our senior executive officers, their respective age as of March 7, 2003 and their principal positions. Executive officers are elected and may be removed by the Board of Directors.

Name	Age	Positions

James C. Mullen	44	Chairman of the Board of Directors, President and Chief Executive Officer
Burt A. Adelman	50	Executive Vice President — Research and Development
Thomas J. Bucknum	56	Executive Vice President — General Counsel, Secretary and Clerk
Sylvie L. Gregoire	41	Executive Vice President — Technical Operations
Hans Peter Hasler	47	Executive Vice President — Commercial Operations
Peter N. Kellogg	46	Executive Vice President — Finance and Chief Financial Officer
Craig Eric Schneier	55	Executive Vice President — Human Resources

The background of these officers is as follows:

     James C. Mullen was appointed Chairman of Board of Directors in July 2002 and was appointed President and Chief Executive Officer in June 2000. Mr. Mullen served as President and Chief Operating Officer from January 1999 to June 2000. Mr. Mullen was appointed as a Director in April 1999. Mr. Mullen previously served as Vice President — International from August 1996 until January 1999, and Vice President — Operations from December 1991 until August 1996 and served as Senior Director — Operations from February 1991 to December 1991. Mr. Mullen joined Biogen in 1989. Before coming to Biogen, Mr. Mullen held various positions of responsibility from 1984 through 1988 at SmithKline-Beckman Corporation (now known as GlaxoSmithKline plc), including Director, Engineering, SmithKline and French Laboratories, Worldwide.

     Burt A. Adelman, M.D., was appointed Executive Vice President — Research and Development in October 2001 after serving as Vice President — Medical Research since January 1999. Dr. Adelman previously served as Vice President — Development Operations from August 1996 to January 1999 and Vice President — Regulatory Affairs from May 1995 until August 1996. From 1991 until May 1995, Dr. Adelman was Director of Medical Research at Biogen. Dr. Adelman has served as Lecturer of Medicine at Harvard Medical School and Brigham and Women’s Hospital since 1992.

     Thomas J. Bucknum was appointed Executive Vice President – General Counsel, Secretary and Clerk in October 2001 after serving as Vice President — General Counsel, Secretary and Clerk since July 1999. Mr. Bucknum served as Biogen’s Chief Corporate Counsel from 1996 to July 1999. Prior to joining Biogen, Mr. Bucknum was Senior Vice President and General Counsel of DuPont Merck Pharmaceutical Company from 1990 to 1995 with responsibility for legal, government and public affairs matters. Prior to joining DuPont Merck, Mr. Bucknum held a number of domestic and international positions with E.I. DuPont de Nemours & Company, Inc. in the legal, marketing and regulatory affairs departments.

     Sylvie L. Gregoire, Pharm.D., was appointed Executive Vice President – Technical Operations in August 2001 after serving as Vice President — Manufacturing since October 2000. Dr. Gregoire previously served as Vice President — Regulatory Affairs from January 1999 to October 2000. From July 1998 to January 1999, Dr. Gregoire was the Program Executive for Biogen’s LT-Beta Receptor program and from 1995 until July 1998, served as Director, European Regulatory Affairs of the Company. Prior to joining Biogen, Dr. Gregoire was Associate Director of European Regulatory Affairs for Merck Sharp and Dohme (Europe) Inc. from 1991 until the end of 1994.

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

     Peter N. Kellogg was appointed Executive Vice President – Finance and Chief Financial Officer in October 2001 after serving as Vice President — Finance and Chief Financial Officer since July 2000. Mr. Kellogg joined Biogen from PepsiCo where from 1987 to 2000, he served in a variety of senior financial, international and general management positions, including Senior Vice President, PepsiCo E-Commerce from March to July 2000. From March 1998 to March 2000, Mr. Kellogg served as Senior Vice President and Chief Financial Officer, Frito-Lay International; from November 1996 to March 1998 as Vice President and Chief Financial Officer, Frito-Lay Latin America; from March 1994 to November 1996 as Vice President and Chief Financial Officer, Central/Eastern Europe and Russia, Pepsi-Cola International; and from February 1993 through March 1994 as Vice President and General Manager-Pepsi,

South Franchise Business Unit. Prior to joining PepsiCo, Mr. Kellogg was a senior consultant with Booz Allen & Hamilton and Arthur Andersen & Co.

     Craig Eric Schneier, Ph.D., was appointed Executive Vice President – Human Resources in January 2003 after serving as Senior Vice President – Strategic Organization, Design and Effectiveness since October 2001. Prior to joining Biogen, Dr. Schneier was president of Craig Eric Schneier Associates, a management consulting firm in Princeton, New Jersey from 1991 to 2001. Dr. Schneier was Managing Partner of Sibson & Company, a consulting firm in Princeton, New Jersey, from 1987 to 1991. Dr. Schneier was a tenured professor at the University of Maryland from 1975 to 1987, and has also held faculty positions at the University of Michigan and Columbia University. Dr. Schneier has taught at the Tuck School of Business at Dartmouth College since 1998.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled “Market for Securities” in our 2002 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 6 — SELECTED FINANCIAL DATA

     The section entitled “Selected Financial Data” in our 2002 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Annual Report to Shareholders is incorporated by reference into this Annual Report on Form 10-K.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The sections entitled “Outlook – Market Risk”, “Outlook – Foreign Exchange” and “Outlook – Interest Rates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Annual Report to Shareholders are incorporated by reference into this Annual Report on Form 10-K.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The sections entitled “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Consolidated Financial Statements” and “Report of Independent Accountants” in our 2002 Annual Report to Shareholders are incorporated by reference into this Annual Report on Form 10-K.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission (“SEC”) no later than April 30, 2003, are incorporated by reference into this Annual Report on Form 10-K.

     Information concerning our Executive Officers is set forth in Item 4 of Part I of this Annual Report on Form 10-K.

ITEM 11 — EXECUTIVE COMPENSATION

     The section entitled “Executive Compensation” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 30, 2003, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The sections entitled “Share Ownership” and “Disclosure with respect to our Equity Compensation Plans” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 30, 2003, are incorporated by reference into this Annual Report on Form 10-K.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled “Information about our Board and its Committees”, “Executive Compensation — Employment Agreements and Change of Control Arrangements” and “Related Party Transactions” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 30, 2003, are incorporated by reference into this Annual Report on Form 10-K.

ITEM 14 – CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (the principal executive officer) and our Executive Vice President - Finance and Chief Financial Officer (the principal financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 14, 2003, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

     (b)  Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

(1)	The financial statements from our 2002 Annual Report to Shareholders are attached hereto as Exhibit 13 and incorporated by reference into this Annual Report on Form 10-K. The specific items and the locations of such items are set forth below:

Item	Location

Consolidated Statements of Income	Annual Report under the caption “Biogen, Inc. and Subsidiaries Consolidated Statements of Income.”
Consolidated Balance Sheets	Annual Report under the caption “Biogen, Inc. and Subsidiaries Consolidated Balance Sheets.”
Consolidated Statements of Cash Flows	Annual Report under the caption “Biogen, Inc. and Subsidiaries Consolidated Statements of Cash Flows.”
Consolidated Statements of Shareholders’ Equity	Annual Report under the caption “Biogen, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity.”
Notes to Consolidated Financial Statements	Annual Report under the caption “Biogen, Inc. and Subsidiaries Notes to Consolidated Financial Statements.”
Report of Independent Accountants	Annual Report under the caption “Report of Independent Accountants.”

     With the exception of the portions of Biogen’s 2002 Annual Report to Shareholders specifically incorporated by reference into this Annual Report on Form 10-K, such report shall not be deemed filed as part of this Annual Report on Form 10-K.

(2)	The Financial Statement Schedule from our 2002 Annual Report to Shareholders are attached hereto in Exhibit 13 and incorporated by reference into this Annual Report on Form 10-K. A list of such Financial Statement Schedules is set forth below:

Report of Independent Accountants on Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts and Reserves

(3)	Exhibits

Exhibit No.	Description

(3.1)	Articles of Organization, as amended*
(3.2)	By-Laws, as amended and restated through September 27, 2002(q)
(4.1)	Form of Common Stock Share Certificate(e)
(4.2)	Rights Agreement, dated as of May 8, 1999, between the Registrant and First National Bank of Boston as the Rights Agent, including Certificate of Elimination of Series A Junior Participating Preferred Stock and Certificate of Designation of Series A-1 Junior Participating Preferred Stock(m)
(4.3)	Agreement and Amendment to Rights Agreement dated as of May 31, 2002 between the Registrant, State Street Bank and Trust Company, as the old Rights Agent, and EquiServe, Inc., as the new Rights Agent, amending the Rights Agreement, dated as of May 8, 1999, between the Registrant and State Street Bank and Trust Company (successor in interest to First National Bank of Boston) as the Rights Agent(p)
(10.1)	Independent Consulting and Project Agreement dated as of June 29, 1979 between the Registrant and Kenneth Murray(a)#
(10.2)	Minute of Agreement dated February 5, 1981 among the Registrant, The University Court of the University of Edinburgh and Kenneth Murray(a)#
(10.3)	Independent Consulting Agreement dated as of June 29, 1979 between the Registrant and Phillip A. Sharp(a)#
(10.4)	Project Agreement dated as of December 15, 1979 between the Registrant and Phillip A. Sharp(a)#

(10.5)	Share Restriction and Repurchase Agreement between the Registrant and Phillip A. Sharp, dated as of December 15, 1979 (a)#
(10.6)	Letter agreement regarding employment of James L. Vincent, dated September 23, 1985(b)#
(10.7)	Letter agreement amending employment arrangement between the Registrant and James L. Vincent, dated as of November 21, 1996(i)#
(10.8)	Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan(d)#
(10.9)	Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1995)(h)#
(10.10)	Form of Stock Option Agreement with James L. Vincent under 1985 Non-Qualified Stock Option Plan (1997 and subsequent grant)(j)#
(10.11)	Form of Indemnification Agreement between the Registrant and certain directors and executive officers(c)#
(10.12)	Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc.(a)
(10.13)	First Amendment to Lease dated January 19, 1989, amending Cambridge Center Lease dated October 4, 1982(d)
(10.14)	Second Amendment to Lease dated March 8, 1990, amending Cambridge Center Lease dated October 4, 1982(d)
(10.15)	Third Amendment to Lease dated September 25, 1991, amending Cambridge Center Lease dated October 4, 1982(d)
(10.16)	Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982(j)
(10.17)	Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982(j)
(10.18)	Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Realty Limited Partnership(f)
(10.19)	1983 Employee Stock Purchase Plan (as amended and restated through December 14, 2001)(o)#
(10.20)	1982 Incentive Stock Option Plan (as amended and restated through December 13, 2002)*#
(10.21)	1985 Non-Qualified Stock Option Plan (as amended and restated through February 7, 2003)*#
(10.22)	1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003)*#
(10.23)	Voluntary Executive Supplemental Savings Plan (as amended and restated through December 14, 2001)(o)#
(10.24)	Amended and Restated Supplemental Executive Retirement Plan(j)#
(10.25)	Amendment No. 1 dated September 27, 1999 to Amended and Restated Supplemental Executive Retirement Plan(l)#
(10.26)	Voluntary Board of Directors Savings Plan (as amended and restated through December 14, 2001)(o)#
(10.27)	Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation(a)
(10.28)	Amendatory Agreement dated May 14, 1985 to Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation(b)
(10.29)	Amendment and Settlement Agreement dated September 29, 1988 to Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation(d)
(10.30)	Amendment dated March 20, 1989 to Exclusive License and Development Agreement dated December 8, 1979 between the Registrant and Schering Corporation(d)
(10.31)	License Agreement (United States) dated March 28, 1988 between the Registrant and SmithKline Beecham Biologicals, S.A. (as successor to Smith Kline-R.I.T, S.A.)(d)
(10.32)	License Agreement (International) dated March 28, 1988 between the Registrant and SmithKline Beecham Biologicals, S.A. (as successor to Smith Kline-R.I.T., S.A.)(d)
(10.33)	Sublicense Agreement dated as of February 15, 1990 among the Registrant, SmithKline Beecham Biologicals, S.S (as successor to SmithKline Biologicals, S.A.) and Merck and Co., Inc.(d)
(10.34)	Supplemental Amendment and Agreement dated as of March 1, 1994 between the Registrant and Schering Corporation(g)
(10.35)	Agreement and Amendment between the Registrant and Schering Corporation dated May 1, 1998(k)
(10.36)	Letter agreement amending employment arrangement between the Registrant and James L. Vincent, dated March 10, 2000(n)#
(10.37)	Letter agreement regarding employment of Burt Adelman, M.D., dated April 2, 1996(l)#
(10.38)	Letter agreement regarding employment of Peter Kellogg, dated June 21, 2000(o)#

(10.39)	Letter agreement regarding employment arrangement between the Registrant and Peter Kellogg, dated October 19, 2001(o)#
(10.40)	Letter agreement regarding employment arrangement between the Registrant and Burt Adelman, M.D., dated September 5, 2001(o)#
(10.41)	Renewal of Independent Consulting Agreement of Kenneth Murray, dated September 27, 2001(o)#
(10.42)	Biogen Savings Plan, as amended and restated by the Thirteenth Amendment, dated as of December 31, 2001(o)#
(10.43)	Executive Severance — Senior/Executive Vice President(o)#
(10.44)	Letter agreement regarding employment arrangement between the Registrant and Thomas J. Bucknum, dated June 11, 1999*#
(10.45)	Letter agreement regarding employment arrangement between the Registrant and Thomas J. Bucknum, dated October 19, 2001*#
(10.46)	Letter agreement between the Registrant and James L. Vincent, dated as of July 15, 2002(q)#
(10.47)	Letter agreement regarding James L. Vincent, dated as of July 15, 2002(q)#
(10.48)	Antegren Development and Marketing Collaboration Agreement between the Registrant and Elan Pharma International Limited, dated June 30, 2000*+
(10.49)	Letter agreement regarding employment arrangement between the Registrant and James C. Mullen, dated February 15, 2002*#
(10.50)	Employment Agreement between the Registrant and James C. Mullen, dated March 6, 2003*#
(10.51)	Letter agreement regarding employment arrangement between the Registrant and Hans Peter Hasler, dated June 22, 2001*#
(10.52)	Letter agreement regarding employment arrangement between the Registrant and Hans Peter Hasler, dated October 19, 2001*#
(13)	Incorporated portions of the Registrant’s Financial Statements from its 2002 Annual Report to Shareholders*
(21)	Subsidiaries of the Registrant*
(23)	Consent of PricewaterhouseCoopers LLP*

(a)	Previously filed with the SEC as an exhibit to the Registrant’s Registration Statement on Form S-1, File No. 2-81689, and incorporated herein by reference.

(b)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, as amended, File No. 0-12042, and incorporated herein by reference.

(c)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-12042, and incorporated herein by reference

(d)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-12042, and incorporated herein by reference

(e)	Previously filed with the SEC as an exhibit to the Registrant’s Registration Statement on Form S-3, File No. 33-51639 filed December 21, 1993, and incorporated herein by reference

(f)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-12042, and incorporated herein by reference

(g)	Previously filed with the SEC as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-12042, and incorporated herein by reference.

(h)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-12042, and incorporated herein by reference

(i)	Previously filed with the SEC as an exhibit to an amendment to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, File No. 0-12042, and incorporated herein by reference)

(j)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-12042, and incorporated herein by reference.

(k)	Previously filed with the SEC as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-12042, and incorporated herein by reference.

(l)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-12042, and incorporated herein by reference.

(m)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated April 27, 1999, and incorporated herein by reference.

(n)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-12042, and incorporated herein by reference.

(o)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-12042, and incorporated herein by reference.

(p)	Previously filed with the SEC as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-12042, and incorporated herein by reference.

(q)	Previously filed with the SEC as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-12042, and incorporated herein by reference.

*	Filed herewith

#	Management contract or compensatory plan or arrangement

+	Confidential treatment requested as to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN, INC.

By:	/s/ James C. Mullen

James C. Mullen Chairman, President and Chief Executive Officer Dated March 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ James C. Mullen James C. Mullen	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	March 14, 2003

/s/ Peter N. Kellogg Peter N. Kellogg	Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)	March 14, 2003

/s/ Alan Belzer Alan Belzer	Director	March 14, 2003

/s/ Harold W. Buirkle Harold W. Buirkle	Director	March 14, 2003

/s/ Mary L. Good Mary L. Good	Director	March 14, 2003

/s/ Thomas F. Keller Thomas F. Keller	Director	March 14, 2003

/s/ Roger H. Morley Roger H. Morley	Director	March 14, 2003

/s/ Kenneth Murray Kenneth Murray	Director	March 14, 2003

/s/ Eckhard Pfeiffer Eckhard Pfeiffer	Director	March 14, 2003

/s/ Phillip A. Sharp Phillip A. Sharp	Director	March 14, 2003

/s/ Alan K. Simpson Alan K. Simpson	Director	March 14, 2003

/s/ James W. Stevens James W. Stevens	Director	March 14, 2003

CERTIFICATIONS

I, James C. Mullen, certify that:

1.	I have reviewed this annual report on Form 10-K of Biogen, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ James C. Mullen

James C. Mullen Chairman, Chief Executive Officer and President

I, Peter N. Kellogg, certify that:

1.	I have reviewed this annual report on Form 10-K of Biogen, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Peter N. Kellogg

Peter N. Kellogg Executive Vice President – Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

(3.1)	Articles of Organization, as amended
(10.20)	1982 Incentive Stock Option Plan (as amended and restated through December 13, 2002)
(10.21)	1985 Non-Qualified Stock Option Plan (as amended and restated through February 7, 2003)
(10.22)	1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003)
(10.44)	Letter agreement regarding employment arrangement between the Registrant and Thomas J. Bucknum, dated June 11, 1999
(10.45)	Letter agreement regarding employment arrangement between the Registrant and Thomas J. Bucknum, dated October 19, 2001
(10.48)	Antegren Development and Marketing Collaboration Agreement between the Registrant and Elan Pharma International Limited, dated June 30, 2000+
(10.49)	Letter agreement regarding employment arrangement between the Registrant and James C. Mullen, dated February 15, 2002*#
(10.50)	Employment Agreement between the Registrant and James C. Mullen, dated March 6, 2003
(10.51)	Letter agreement regarding employment arrangement between the Registrant and Hans Peter Hasler, dated June 22, 2001
(10.52)	Letter agreement regarding employment arrangement between the Registrant and Hans Peter Hasler, dated October 19, 2001
(13)	Incorporated portions of the Registrant’s Financial Statements from its 2002 Annual Report to Shareholders
(21)	Subsidiaries of the Registrant
(23)	Consent of PricewaterhouseCoopers LLP

+ Confidential treatment requested as to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC.