Form 10-K/A
period 2002-12-31
BIOGEN INC
filed 2003-06-30
CIK 714655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Ex-23 Consent of PricewaterhouseCoopers LLP
Ex-99.1 Financial Statements for Savings Plan

     This form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to add as exhibits to the Form 10-K the financial statements for the Biogen Savings Plan and the related independent accountants’ consent.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

BIOGEN, INC.

By:	/s/ Peter N. Kellogg Peter N. Kellogg Executive Vice President - Finance and Chief Financial Officer

Dated June 30, 2003