Form 10-Q
period 2003-06-30
BIOGEN INC
filed 2003-07-31
CIK 714655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

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

Yes [ X ]     No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes [ X ]     No [    ]

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 1, 2003 was 149,468,321 shares.

BIOGEN, INC.

INDEX

Page
Number

PART I — FINANCIAL INFORMATION
Condensed Consolidated Statements of Income – Three and six months ended June 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets – June 30, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
PART II — OTHER INFORMATION	24

Note concerning trademarks: AVONEX® and AMEVIVE® are registered trademarks of Biogen, Inc.

BIOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

REVENUES:
Product	$293,149	$250,542	$571,326	$516,527
Royalties	30,510	18,721	71,883	41,079
Contract	1,987	—	3,136	—

Total revenues	325,646	269,263	646,345	557,606

COSTS AND EXPENSES:
Cost of product revenues	43,434	35,042	87,287	72,936
Cost of royalty revenues	2,212	1,167	4,625	2,591
Research and development	116,083	89,348	201,189	171,815
Selling, general and administrative	92,147	91,567	187,570	164,957
Merger related expenses	3,804	—	3,804	—

Total costs and expenses	257,680	217,124	484,475	412,299

Income from operations	67,966	52,139	161,870	145,307
Other income, net	12,411	8,104	6,747	15,132

INCOME BEFORE INCOME TAXES	80,377	60,243	168,617	160,439
Income taxes	22,506	16,868	47,213	44,923

NET INCOME	$57,871	$43,375	$121,404	$115,516

BASIC EARNINGS PER SHARE	$0.39	$0.29	$0.81	$0.78
DILUTED EARNINGS PER SHARE	$0.38	$0.29	$0.80	$0.76
SHARES USED IN COMPUTING:
Basic earnings per share	149,493	149,231	149,552	148,945
Diluted earnings per share	151,440	152,033	151,467	152,118

See Notes to Condensed Consolidated Financial Statements.

BIOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,151	$45,113
Marketable securities	795,744	821,996
Accounts receivable, net	197,154	171,067
Deferred tax assets	31,556	38,592
Inventory	83,505	95,378
Other current assets	46,268	43,878

Total current assets	1,216,378	1,216,024

Property, plant and equipment
Cost	1,008,717	953,805
Less accumulated depreciation	244,119	215,746

Property, plant and equipment, net	764,598	738,059

Patents, net	16,762	15,994
Other assets	40,610	36,911

	$2,038,348	$2,006,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,924	$64,876
Current portion of long-term debt	4,888	4,888
Current taxes payable	70,916	73,824
Accrued expenses and other	132,757	182,745

Total current liabilities	240,485	326,333

Long-term debt, less current portion	34,966	37,410
Long-term deferred tax liabilities	33,702	33,678
Other long-term liabilities	19,053	14,146
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	1,517	1,517
Additional paid-in capital	840,237	829,993
Treasury stock, at cost	(73,391)	(90,844)
Retained earnings	913,296	838,756
Accumulated other comprehensive income	28,483	15,999

Total shareholders’ equity	1,710,142	1,595,421

	$2,038,348	$2,006,988

See Notes to Condensed Consolidated Financial Statements.

BIOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121,404	$115,516
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	28,766	20,530
Tax benefit of stock options	9,720	14,294
Equity in net loss of unconsolidated affiliate	—	2,828
Stock based compensation	524	1,023
Realized (gain) loss on sale of non-current marketable securities	(1,431)	301
Impairment of non-current investments or marketable securities	3,079	2,182
Writedown of inventory to net realizable value	9,520	—
Changes in:
Accounts receivable	(23,157)	(833)
Inventory	2,353	(28,210)
Other current and other assets	(11,750)	(15,417)
Accounts payable, accrued expenses, current taxes payable and other current and long-term liabilities	(84,789)	(11,316)

Net cash flows from operating activities	54,239	100,898

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of current marketable securities	(204,248)	(220,539)
Proceeds from sales and maturities of current marketable securities	240,175	201,957
Proceeds from sales of non-current marketable securities	2,143	493
Proceeds from withdrawal from an equity fund	7,217	—
Acquisitions of property and equipment, net	(49,584)	(113,436)
Additions to patents	(1,617)	(1,574)

Net cash flows from investing activities	(5,914)	(133,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt	(2,444)	(2,443)
Purchases of treasury stock	(45,785)	(8,384)
Issuance of treasury stock related to stock option exercises	16,376	18,406
Other	451	84

Net cash flows from financing activities	(31,402)	7,663

Effect of exchange rate changes on cash	115	731

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	17,038	(23,807)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,113	54,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,151	$30,235

See Notes to Condensed Consolidated Financial Statements.

BIOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Biogen, Inc. (“Biogen” or the “Company”) is a global biopharmaceutical company that develops, manufactures and markets novel human therapeutic products. Biogen’s primary focus is developing pharmaceutical products that meet unmet medical needs particularly in its core therapeutic areas of neurology, dermatology and rheumatology. Biogen currently sells AVONEX® (Interferon beta-1a) for the treatment of relapsing multiple sclerosis (“MS”) and AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. Biogen also receives revenues from royalties on sales by its licensees of a number of products covered under patents that Biogen controls and from contract revenues related to a collaborative agreement with IDEC Pharmaceuticals Corporation (“IDEC”).

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On June 20, 2003, Biogen entered into an Agreement and Plan of Merger with IDEC and Bridges Merger Corporation, a wholly owned subsidiary of IDEC. Under the merger agreement, if all of the applicable conditions are met, Biogen will merge with and into Bridges Merger Corporation and become a wholly owned subsidiary of IDEC and IDEC will change its name to BIOGEN IDEC INC. If the merger is completed, Biogen stockholders will receive 1.15 shares of IDEC common stock for each share of Biogen common stock, plus cash in lieu of fractional shares. The shares of the combined company are expected to be traded on the NASDAQ National Market under a new trading symbol. IDEC will account for the merger under the purchase method of accounting for business combinations under accounting principles generally accepted in the United States, which means that the assets and liabilities of Biogen will be recorded, as of the completion of the merger, at their fair values and added to those of IDEC. The merger has been unanimously approved by the board of directors of both IDEC and Biogen. The transaction is subject to approval by the stockholders of both companies, as well as regulatory approvals and satisfaction of other customary closing conditions. The transaction is expected to be completed in late 2003. The merger agreement provides for the payment of a termination fee of up to $230 million, under certain termination scenarios. In connection with the proposed merger with IDEC, the Company has agreed to pay certain advisors up to $15 million upon completion of the merger, in addition to amounts previously paid, and a lesser amount should the merger terminate, contingent upon certain conditions.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out (“FIFO”) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

	June 30,	December 31,
(in thousands)	2003	2002

Raw materials	$30,852	$27,027
Work in process	17,927	25,892
Finished goods	34,726	42,459

	$83,505	$95,378

Biogen writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by Biogen, additional inventory write-downs may be required. The Company wrote down $6.1 million and

$9.5 million of unmarketable inventory for the three and six months ended June 30, 2003, respectively, which was charged to cost of product revenues. Biogen wrote down an additional $2.9 million of inventory to research and development since it met clinical specifications but not commercial specifications.

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

In January 2003, Biogen received regulatory approval to market AMEVIVE in the U.S. In connection with the introduction of AMEVIVE, Biogen implemented a limited launch period initiative undertaken in cooperation with one of Biogen’s distributors which provides a refund on purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, Biogen’s exposure is contractually limited to 10% of the price of all AMEVIVE purchased by the distributor. As a result, Biogen will defer recognition of revenue of 10% of AMEVIVE purchased by the distributor while this initiative is in effect until such time as sufficient history of insurance claims reimbursement becomes available. In connection with the launch initiative, the Company has recorded $0.9 million of deferred revenue in accrued expenses and other at June 30, 2003. This launch initiative is applicable to purchases of AMEVIVE made on or before July 31, 2003 and will be replaced with a new initiative undertaken in cooperation with the same distributor. Under this new initiative, the distributor will provide a purchaser with a discount on future purchases of AMEVIVE if a payor has initially verified that it will cover the purchase of AMEVIVE by the purchaser but later denies the claim after appeal and where the other requirements of the initiative are met. Biogen will provide the distributor with a discount on its future purchases of AMEVIVE by the purchaser equal to the amount of the discount provided by the distributor under the initiative, up to a maximum discount of 5% on any purchase order submitted to Biogen by the distributor. This initiative is applicable to purchases of AMEVIVE made on or after August 1, 2003 through July 31, 2004. As a result, effective as of August 1, 2003, Biogen will defer recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance claims reimbursement becomes available.

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

The Company receives royalty revenues under license agreements with a number of third parties that sell products based on technology developed by the Company or to which the Company has rights. The license agreements provide for the payment of royalties to the Company based on sales of the licensed product. The Company records these revenues based on estimates of the sales that occurred during the relevant period. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period which they become known, typically the following quarter. Historically, adjustments have not been material based on actual amounts paid by licensees. During the second quarter of 2003, royalty revenues were negatively impacted by approximately $8 million due to Schering-Plough’s announced first quarter 2003 INTRON® A (interferon alpha-2b) sales decline, which Schering-Plough indicated was driven by a channel inventory reduction and an increasingly competitive environment. There are no future performance obligations on the part of the Company under these license agreements.

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

In January 2003, the Company signed a collaboration agreement (the “IDEC Agreement”) with IDEC, under which Biogen and IDEC are collaborating on the development of three oncology therapeutics from Biogen’s pipeline of early-stage product candidates. Under the terms of the IDEC Agreement, IDEC initially will be responsible for the development costs of the product candidates, until that time, if any, when the Company exercises its opt-in rights (which must be done within a certain timeframe) with respect to each specific product candidate. Prior to exercising its opt-in rights, to the extent that the Company incurs any development costs in relation to the programs contained in the IDEC Agreement, they will be recorded as research and development expense. The reimbursement by IDEC of these costs will be recorded as contract revenue. For the three and six months ended June 30, 2003, the Company recorded $2.0 million and $3.1 million, respectively, for contract revenue. Upon completion of the proposed merger, contract revenue related to this collaboration agreement will be eliminated.

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has several stock-based compensation plans. The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for qualifying options granted to its employees under its plans and applies Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income, and pro forma earnings per share for the three and six months ending June 30, would have been as follows:

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Reported net income	$57,871	$43,375	$121,404	$115,516
Pro forma stock compensation expense, net of tax	10,195	10,384	20,757	21,707

Pro forma net income	$47,676	$32,991	$100,647	$93,809

Reported basic earnings per share	$0.39	$0.29	$0.81	$0.78

Pro forma basic earnings per share	$0.32	$0.22	$0.67	$0.63

Reported diluted earnings per share	$0.38	$0.29	$0.80	$0.76

Pro forma diluted earnings per share	$0.31	$0.22	$0.66	$0.62

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	45.8%	43.3%	45.8%	43.3%
Risk-free interest rate	3.50%	4.25%	3.50%	4.25%
Expected option term in years	7.43	7.44	7.43	7.44

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

As of June 30, 2003, the Company had $11.7 million outstanding under a floating rate loan collateralized by one of the Company’s laboratory and office buildings in Cambridge, Massachusetts and $28.2 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements, representing the cash requirements of the Company to settle the agreements, was approximately $4.9 million and $5.1 million at June 30, 2003 and December 31, 2002, respectively, and was included in accrued expenses and other. The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company’s interest rate swaps during the three and six months ended June 30, 2003 or in the comparable periods of 2002, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at June 30, 2003 was approximately $72.7 million. These contracts had a fair value of approximately $7.8 million, representing an unrealized loss, and were included in accrued expenses and other at June 30, 2003.

For the three and six months ended June 30, 2003, there were no significant amounts recognized in earnings due to hedge ineffectiveness. For the three and six months ended June 30, 2002, approximately $0.7 million and $0.6 million, respectively, were recognized as expenses due to hedge ineffectiveness. For the three and six months ended June 30, 2003 and 2002, there were no significant amounts recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized approximately $3.2 million and $5.1 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2003, respectively. The Company recognized approximately $1.4 million and $2.7 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2003, respectively. The Company recognized approximately $1.2 million and $0.5 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2002, respectively. The Company recognized approximately $0.4 million and $0.3 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2002, respectively. These settlements were recorded in the same period as the related forecasted transactions affected earnings.

3.     COMPREHENSIVE INCOME

Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and derivative instruments, net of tax. Comprehensive income for the three months ended June 30, 2003 and 2002 was $69.6 million and $42.9 million, respectively. Comprehensive income for the six months ended June 30, 2003 and 2002 was $133.9 million and $108.7 million, respectively.

4.     EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per

Share” (“SFAS 128”). SFAS 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants, as determined using the treasury stock method.

Shares used in calculating basic and diluted earnings per share for the three and six month periods ending June 30, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2003	2002	2003	2002

Weighted average number of shares of common stock outstanding	149,493	149,231	149,552	148,945
Dilutive stock options and warrants	1,947	2,802	1,915	3,173

Shares used in calculating diluted earnings per share	151,440	152,033	151,467	152,118

Options to purchase approximately 13.3 million and 8.4 million shares were outstanding at June 30, 2003 and 2002, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

5.     SHARE REPURCHASE PROGRAM

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company’s common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. During the first six months of 2003, the Company repurchased approximately 1.2 million shares of the common stock under this program at a cost of $45.8 million. The Company purchased 145,000 shares during the first six months of 2002 at a cost of $8.4 million. During 2001, the Company repurchased approximately 1.5 million shares of its common stock at a cost of $88.3 million. Approximately 1.2 million shares remain authorized for repurchase under this program at June 30, 2003.

6.     OTHER INCOME, NET

Other income, net consists of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income	$8,558	$10,466	$17,997	$21,064
Interest expense	(988)	(909)	(1,634)	(1,922)
Other income (expense)	4,841	(1,453)	(9,616)	(4,010)

Total other income, net	$12,411	$8,104	$6,747	$15,132

Other income (expense) for the three months ended June 30, 2003 consists primarily of $1.4 million of realized gains from the sale of noncurrent marketable securities, $1 million of realized gains related to certain current marketable securities classified as trading, $0.9 million of foreign exchange remeasurement gains, and $0.8 million of gains on sales of current marketable securities. Other income (expense) for the three months ended June 30, 2002 consisted primarily of $2.9 million of losses attributable to an equity method investee, partially offset by $1.9 million of foreign exchange remeasurement gains.

Other income (expense) for the six months ended June 30, 2003 consists primarily of a $12.9 million charge related to the settlement of a patent infringement dispute, a $3.1 million writedown of Biogen’s investment in Eos Biotechnology Inc. (“Eos”) due to a third party’s acquisition of Eos in the first quarter of 2003, $2.2 million of foreign exchange remeasurement gains, $1.4 million of realized gains from the sale of noncurrent marketable securities, and $1.3 million of gains on sales of current marketable securities. Other income (expense) for the six months ended June 30, 2002 consisted primarily of $2.8 million of losses attributable to an equity method investee and $2.5 million of charges from the writedown and sales of certain noncurrent marketable securities.

7.     INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income was 28% for the three and six months ended June 30, 2003 and 2002. The effective tax rate varied from the U.S. statutory rates for the first six months of 2003 and 2002 primarily due to higher sales in

European jurisdictions with lower tax rates and to the utilization of research and development credits.

8.     LITIGATION

On October 13, 1998, the Company filed an opposition with the Opposition Division of the European Patent Office opposing the grant of a European patent (the “Rentschler II Patent”) issued to Dr. Rentschler Biotechnologie GmbH (“Rentschler”) claiming compositions of matter of beta interferon having specific glycosylation patterns. On November 6, 2002, a hearing took place with regard to the Company’s opposition of the Rentschler II Patent in the European Patent Office. The Opposition Board of the European Patent Office ruled that the present claims of the Rentschler II Patent should be maintained. Following this decision, Rentschler Biotechnologie GmbH & Co. KG sued the Company’s German subsidiary, Biogen GmbH, for infringement of the Rentschler II Patent in Germany. In April 2003, the Company and Rentschler settled their litigation which brought to a close all pending legal proceedings in the German district court and the European Patent Office. Under the Settlement and License Agreement, the Company agreed to pay Rentschler $12.9 million as a one-time payment in settlement of litigation and has agreed to an ongoing royalty on sales of AVONEX in the relevant European countries in which the Rentschler II patent is in effect. As part of the settlement, both parties agreed not to pursue further litigation on these patents, including any appeal of the decision in the European Patent Office.

Because the substantive terms of the Rentschler settlement arrangement were agreed to in the first quarter of 2003, the Company determined that the provisions of SFAS 5, “Accounting for Contingencies,” required that the Company account for this settlement in the first quarter of 2003. As a result, the Company recorded a charge of $12.9 million related to the settlement in other income (expense), net in its March 31, 2003 financial statements.

Along with most other major pharmaceutical and biotechnology companies, the Company has been named as a defendant in a lawsuit filed by the County of Suffolk, New York, in the U.S. District Court in the Eastern District of New York in January 2003. In March 2003, the case was transferred to the U.S. District Court for the District of Massachusetts. The complaint alleges that the defendants overstated the Average Wholesale Price (“AWP”) for drugs for which Medicaid provides reimbursement (“Covered Drugs”), marketed and promoted the sale of Covered Drugs to providers based on the providers ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs, provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs, and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaint further alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to New York’s Medicaid program. Under Medicaid, pharmaceutical and biotechnology companies agree to pay Medicaid programs a rebate for each product reimbursed by Medicaid. The amount of the rebate is often the difference between the average manufacturers price and the best price reported by companies to the Medicaid program. Plaintiff claims that it was harmed because it could have allotted the dollars that it wrongfully spent on Medicaid to other public needs. Plaintiff has brought the action under the Racketeering Influence and Corrupt Organizations Act (RICO), and for breach of contract, unjust enrichment, Medicaid fraud and common law fraud. The Company intends to vigorously defend itself against all of the allegations and claims in this lawsuit. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

On June 25, 2003, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen stockholders against Biogen, IDEC and members of Biogen’s board of directors alleging, among other things, that members of Biogen’s board of directors breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the proposed merger between Biogen and IDEC to meet the specific needs of IDEC rather than attempting to obtain the highest price reasonably available for Biogen. The complaint, which Biogen contends is without merit, seeks, among other things, to enjoin the merger and to impose constructive trusts in favor of the plaintiff class. Biogen intends to vigorously defend this action. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

On July 15, 2003, Biogen, along with Genzyme Corporation and Abbott Bioresearch Center, Inc., filed suit against Trustees of Columbia University in the City of New York (“Columbia”) in the United States District Court for the District of Massachusetts, contending that it no longer has any obligation to pay royalties to Columbia on sales of AVONEX in the U.S. under a 1993 License Agreement between Biogen and Columbia related to U.S. Patent Nos. 4,399,216; 4,634,665; and 5,179,017 (the “Original Patents”) or under a newly issued patent, U.S. Patent No. 6,455,275 (the “‘275 Patent”). In its suit, Biogen is seeking a declaratory judgment that it has no obligation to pay any further royalties under the license agreement because the Original Patents have expired and the ‘275 Patent is invalid and unenforceable; and that Columbia should be permanently enjoined from demanding any further royalties based on the ‘275 Patent or on any pending continuations, continuations-in-part, or divisional applications of the Original Patents. Columbia has taken the position that Biogen still owes it royalties under the license agreement on the basis of the ‘275 Patent which was issued on September 24, 2002, over two years after the expiration of the Original Patents. In the event that

Biogen is unsuccessful in the present litigation, Biogen may be liable for damages suffered by Columbia with respect to withheld royalties and such other relief as Columbia may seek and be granted by the Court. In the second quarter 2003, as a result of the Company’s assessment of the invalidity of the ‘275 Patent, the Company determined that it was probable that no additional amounts would be paid to Columbia. As a result, the Company eliminated a related accrual of $8 million in cost of product revenues and no longer provides for any royalties related to the ‘275 Patent.

9.     SEGMENT INFORMATION

The Company operates in one segment, which is the business of developing, manufacturing and marketing drugs for human health care. The chief operating decision-makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment. The Company currently derives product revenues primarily from sales of its AVONEX product for the treatment of relapsing forms of MS, and to a lesser extent, from sales of its AMEVIVE product, approved by the U.S. Food and Drug Administration in January 2003 for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. The Company also derives revenue from royalties on sales by the Company’s licensees of a number of products covered under patents controlled by the Company and from contract revenues related to a collaborative agreement with IDEC.

10.     GUARANTEES

Under its charter, the Company has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of the Company or having served, at the Company’s request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director. The Company has separate indemnification agreements with certain of its officers and directors that do not provide any greater coverage than that found in the charter provisions. The maximum potential amount of future payments that the Company could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, financial advisors, contractors, clinical sites and customers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

11.     NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

The adoption of SFAS 149 is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

BIOGEN, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Biogen, Inc. (“Biogen” or the “Company”) is a global biopharmaceutical company that develops, manufactures and markets novel human therapeutic products. Biogen’s primary focus is developing pharmaceutical products that meet unmet medical needs, particularly in its core therapeutic areas of neurology, dermatology and rheumatology. Biogen currently sells AVONEX® (Interferon beta-1a) for the treatment of relapsing multiple sclerosis (“MS”) and AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. Biogen also receives revenues from royalties on sales by the Company’s licensees of a number of products covered under patents that Biogen controls. In addition, Biogen has a pipeline of development stage products and a number of research programs in its core therapeutic areas and in other areas of interest.

On June 20, 2003, Biogen entered into an Agreement and Plan of Merger with IDEC and Bridges Merger Corporation, a wholly owned subsidiary of IDEC. Under the merger agreement, if all of the applicable conditions are met, Biogen will merge with and into Bridges Merger Corporation and become a wholly owned subsidiary of IDEC and IDEC will change its name to BIOGEN IDEC INC. upon completion of the proposed merger. If the merger is completed, Biogen stockholders will receive 1.15 shares of IDEC common stock for each share of Biogen common stock, plus cash in lieu of fractional shares. The shares of the combined company are expected to be traded on the NASDAQ National Market under a new trading symbol. IDEC will account for the merger under the purchase method of accounting for business combinations under accounting principles generally accepted in the United States of America, which means that the assets and liabilities of Biogen will be recorded, as of the completion of the merger, at their fair values and added to those of IDEC. The merger has been unanimously approved by the board of directors of each company. The transaction is subject to approval by the stockholders of both companies, as well as regulatory approvals and satisfaction of other customary closing conditions. The transaction is expected to be completed in late 2003. The merger agreement provides for the payment of a termination fee of up to $230 million under certain termination scenarios.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2003, the Company reported net income of $57.9 million or $0.38 per diluted share as compared to $43.4 million or $0.29 per diluted share for the comparable period of 2002. For the six months ended June 30, 2003, the Company reported net income of $121.4 million or $0.80 per diluted share as compared to $115.5 million or $0.76 per diluted share for the comparable period of 2002.

Revenues

	Three months ended			Six months ended
	June 30,			June 30,
			%			%
(in millions)	2003	2002	Change	2003	2002	Change

Product revenues
United States	$203.3	$175.8	16%	$396.5	$373.1	6%
Rest of world	89.8	74.8	20%	174.8	143.4	22%

Total	293.1	250.6	17%	571.3	516.5	11%
Royalty revenues	30.5	18.7	63%	71.9	41.1	75%
Contract revenues	2.0	—	100%	3.1	—	100%

Total revenues	$325.6	$269.3	21%	$646.3	$557.6	16%

Product revenues

Product revenues related to AVONEX for the three and six months ended June 30, 2003 were $286.3 million and $560.6 million, respectively. Product revenues related to AMEVIVE for the three and six months ended June 30, 2003 were $6.8 million and $10.7 million, respectively. All product revenue in 2002 related to AVONEX. Product revenues, consisting primarily of revenues from sales of AVONEX, represented approximately 90% and 88%, respectively, of the Company’s total revenues in the three and six months ended June 30, 2003. Product revenues from sales of AVONEX represented approximately 93% of the Company’s total revenues in the three and six months ended June 30, 2002. The 16% growth in U.S.

product revenue for the three months ended June 30, 2003 over the comparable period in 2002 was primarily attributable to price increases on AVONEX, increases in the sales volume of AVONEX, and sales of AMEVIVE. The 6% growth in U.S. product revenue for the six months ended June 30, 2003 over the comparable period in 2002 was primarily attributable to price increases on AVONEX and sales of AMEVIVE. Product revenues growth in the U.S. was affected by increased competition and a softening of the MS marketplace growth rate for the three and six month periods ended June 30, 2003 over the comparable periods of 2002. For the three and six months ending June 30, 2003, product revenues outside of the U.S. increased 20% and 22%, respectively, compared to the three and six months ended June 30, 2002. For the three months ended June 30, 2003, the 20% growth in product revenues outside the U.S. represented 6% growth on a local currency basis, primarily attributable to a higher sales volume of AVONEX, and 14% growth due to foreign exchange rate changes at June 30, 2003 over the comparable period in 2002. For the six months ended June 30, 2003, the 22% growth in product revenues outside the U.S. represented 8% growth on a local currency basis, primarily attributable to a higher sales volume of AVONEX, and 14% growth due to foreign exchange rate changes at June 30, 2003 over the comparable period in 2002.

The Company expects to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments that may impact sales of AVONEX. The Company expects future growth in AVONEX revenues to be dependent to a large extent on the Company’s ability to compete successfully. Biogen also expects that future AVONEX sales may be affected by slower growth in the MS market. See “Outlook – Dependence on AVONEX and AMEVIVE Sales” and “Outlook – Competition.” The Company expects a substantial portion of its product revenue growth in subsequent quarters to be related to sales of AMEVIVE in the U.S. AMEVIVE was approved by the U.S. Food and Drug Administration (“FDA”) in January 2003 for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. For further discussion of AMEVIVE and the factors that may affect the revenues generated by AMEVIVE sales, see “Critical Accounting Estimates,” “Outlook – Competition” and “Outlook – Dependence on AVONEX and AMEVIVE Sales.”

Royalty revenues

Revenues from royalties represented approximately 9% and 11%, respectively, of total revenues for the three and six months ended June 30, 2003. Revenues from royalties represented approximately 7% of total revenues for the three and six months ended June 30, 2002. The increase in royalty revenues in the three and six months ended June 30, 2003 over the comparable periods in 2002 is primarily attributable to the resumption of royalty payments by Schering-Plough Corporation (“Schering-Plough”) starting in the fourth quarter of 2002 on U.S. sales of its alpha interferon products. During the second quarter of 2003, royalty revenues were negatively impacted by approximately $8 million due to Schering-Plough’s announced first quarter 2003 INTRON® A (interferon alpha-2b) sales decline, which Schering-Plough indicated was driven by a channel inventory reduction and an increasingly competitive environment.

Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by the Company’s licensees from quarter to quarter. For a discussion of some of the factors that may affect royalty revenues in the future, see “Outlook – Royalty Revenue” and “Outlook – Patents and Other Proprietary Rights”. The Company expects royalty revenues as a percentage of total revenues to continue to decrease in the near and long term as the Company continues to market and sell AVONEX and AMEVIVE worldwide. See “Outlook – Royalty Revenue” and “Outlook – Patents and Other Proprietary Rights”.

Contract revenues

In January 2003, the Company signed a collaboration agreement with IDEC, under which Biogen and IDEC are collaborating on the development of three oncology therapeutics from Biogen’s pipeline of early-stage product candidates. Under the terms of the IDEC Agreement, IDEC initially will be responsible for the development costs of the product candidates, until that time, if any, when the Company exercises its opt-in rights (which must be done within a certain timeframe) with respect to each specific product candidate. Prior to exercising its opt-in rights, to the extent that the Company incurs any development costs in relation to the programs contained in the IDEC Agreement, they will be recorded as research and development expenses. The reimbursement by IDEC of these costs will be recorded as contract revenue. For the three and six months ended June 30, 2003, the Company recorded $2.0 million and $3.1 million, respectively, for contract revenue. Upon completion of the proposed merger, contract revenue related to this collaboration agreement will be eliminated.

COSTS AND EXPENSES

	Three months ended			Six months ended
	June 30,			June 30,
			%			%
(in millions)	2003	2002	Change	2003	2002	Change

Cost of product revenues	$43.4	$35.0	24%	$87.3	$72.9	20%
Cost of royalty revenues	2.2	1.2	83%	4.6	2.6	77%
Research and development	116.1	89.3	30%	201.2	171.8	17%
Selling, general & administrative	92.2	91.6	1%	187.6	165.0	14%
Merger related expenses	3.8	—	100%	3.8	—	100%

	$257.7	$217.1	19%	$484.5	$412.3	18%

The increase in cost of product revenues in the three and six months ended June 30, 2003 compared to the comparable periods of 2002 was primarily attributable to the higher sales volume of AVONEX, combined with $6.1 million and $9.5 million, respectively, of writedowns of commercial inventory which did not meet quality specifications to its net realizable value. Included in cost of product revenues for the three and six months ended June 30, 2003 was the elimination of an $8 million accrual related to Columbia University, which the Company has determined is not likely to be paid. Gross margins on product sales for the three and six months ended June 30, 2003 were approximately 85% compared to 86% for the same periods in 2002. The Company expects that gross margins on product revenues will fluctuate in the future based on changes in product mix and new product initiatives. In addition, in June 2003, the Company licensed from Genentech, Inc. worldwide patent rights relating to fusion proteins, described as immunoadhesons. The non-exclusive licenses will apply to AMEVIVE and other potential products in the Company’s product pipeline. The Company pays a royalty to Genentech on sales of AMEVIVE. The increases in cost of royalty revenues for the three and six months ended June 30, 2003 were primarily attributable to increased royalties from sales on alpha interferon products sold in the second quarter and first six months of 2003 over the comparable periods of 2002. Gross margins on royalty revenue were approximately 93% and 94%, respectively, for the three and six months ended June 30, 2003 and 94% for the comparable periods of 2002. The Company expects that gross margins on royalty revenues will fluctuate in the future based on changes in sales volumes for specific products from which the Company receives royalties.

The 30% increase in research and development expenses for the three months ended June 30, 2003 versus the comparable period of 2002 was primarily due to higher clinical trial costs of $5 million, primarily related to ANTEGREN® (natalizumab), $17.6 million related to increased supply chain, manufacturing and engineering costs, and increased depreciation of $4.2 million related to capitalization of several large projects in 2003. The 17% increase in research and development expenses for the six months ended June 30, 2003 versus the comparable period of 2002 was primarily due to higher clinical trial costs of $13.6 million, primarily related to ANTEGREN, $8.2 million related to increased supply chain, manufacturing and engineering costs, and increased depreciation of $7.6 million related to capitalization of several large projects in 2003. The Company expects that, in the long-term, research and development expenses may increase as the Company continues to expand its development efforts with respect to new products and conducts clinical trials of these products. Costs for upfront fees and milestone payments may cause variability in future research and development expense.

Selling, general and administrative expenses increased 1% in the second quarter and 14% in the first six months of 2003 compared to the same periods in 2002. For the three and six months ended June 30, 2003, the increases were primarily due to an increase in selling and marketing expenses related to both the sale of AVONEX and costs incurred for the launch of AMEVIVE, which received FDA approval in the U.S., in January 2003. AVONEX-related increases were driven by heightened competition in the U.S. market. The Company expects that selling, general and administrative expenses will continue to increase in the near and long term as the Company continues to expand its sales and marketing organizations and efforts necessary to sell AVONEX worldwide in response to increased competition, continues to expand its sales and marketing organizations and efforts necessary to sell AMEVIVE in the U.S., and prepares for the possible future approval of additional products.

In the three months ended June 30, 2003, the Company incurred approximately $3.8 million of expenses relating to legal, financial and accounting advisory services performed in connection with the proposed merger with IDEC. The Company expects to incur significant additional merger-related expenses in subsequent quarters in connection with the proposed merger with IDEC.

OTHER INCOME, NET

Total other income, net consists of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income	$8,558	$10,466	$17,997	$21,064
Interest expense	(988)	(909)	(1,634)	(1,922)
Other income (expense)	4,841	(1,453)	(9,616)	(4,010)

Total other income, net	$12,411	$8,104	$6,747	$15,132

Total other income, net consists primarily of interest income, offset by interest expense and other non-operating income and expense. Total other income, net in the second quarter of 2003 was $12.4 million as compared to $8.1 million in the second quarter of 2002, an increase of $4.3 million. Total other income, net for the six months ended June 30, 2003 was $6.7 million as compared to $15.1 million in the first six months of 2002, a decrease of $8.4 million

Interest income for the three months ended June 30, 2003 was $8.6 million compared to $10.5 million in the same period of 2002, a decrease of $1.9 million or 18%. Interest income for the six months ended June 30, 2003 was $18 million compared to $21.1 million in the same period of 2002, a decrease of $3.1 million or 15%. The decrease in interest income for the three and six months ended June 30, 2003 compared to the same periods in 2002 was due primarily to lower average yields on invested funds, offset by higher average balances. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates.

Interest expense in the three months ended June 30, 2003 was approximately $1.0 million compared to $0.9 million for the same period in 2002, an increase of $0.1 million or 11%. Interest expense in the six months ended June 30, 2003 was approximately $1.6 million compared to $1.9 million for the same period in 2002, a decrease of $0.3 million or 16%. The decrease in interest expense for the six months ended June 30, 2003 was due to lower borrowings outstanding.

Other income (expense) for the three months ended June 30, 2003 consists primarily of $1.4 million of realized gains from the sale of noncurrent marketable securities, $1 million of realized gains related to certain current marketable securities classified as trading, $0.9 million of foreign exchange remeasurement gains, and $0.8 million of gains on sales of current marketable securities. Other expense for the three months ended June 30, 2002 consisted primarily of $2.9 million of losses attributable to an equity method investee, partially offset by $1.9 million of foreign exchange remeasurement gains.

Other income (expense) for the six months ended June 30, 2003 consists primarily of a $12.9 million charge related to the settlement of a patent infringement dispute, a $3.1 million writedown of Biogen’s investment in Eos Biotechnology Inc. (“Eos”) due to a third party’s acquisition of Eos in the first quarter of 2003, $2.2 million of foreign exchange remeasurement gains, $1.4 million of realized gains from the sale of noncurrent marketable securities, and $1.3 million of gains on sales of current marketable securities. Other expense for the six months ended June 30, 2002 consisted primarily of $2.8 million of losses attributable to an equity method investee and $2.5 million of charges from the writedown and sales of certain noncurrent marketable securities.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 28% for the three and six months ended June 30, 2003 and 2002. The effective tax rate varied from the U.S. statutory rates for the first three months of 2003 and 2002 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits. The Company expects its effective tax rate to remain consistent throughout 2003.

FINANCIAL CONDITION

At June 30, 2003, cash, cash equivalents and short-term marketable securities were $857.9 million compared with $867.1 million at December 31, 2002, a decrease of $9.2 million. Working capital increased $86.2 million to $975.9 million. Net cash from operating activities which included net income, for the six month period ending June 30, 2003 was $54.2 million compared with $100.9 million for the same period in 2002, and included tax benefits related to stock options of $9.7 million, a $3.1 million writedown of the Company’s investment in Eos, a non-cash adjustment of $9.5 million related to the writedowns of inventory to its net realizable value, and a $1.4 million gain on the sale on noncurrent marketable investments. Cash outflows from investing activities during the six months ended June 30, 2003 included investments in property and equipment and patents of $51.2 million. Cash inflows from investing consisted of net cash inflows from investing activities related to marketable securities totaling $38.1 million and $7.2 million of proceeds from withdrawal from an equity fund investment. Significant cash outflows from financing activities included $45.8 million for purchases of the Company’s common stock under its stock repurchase program in the first six months of 2003 and $2.4 million for repayments under loan agreements with banks. Cash inflows from financing included $16.4 million from common stock option exercises and employee stock purchase plan activity.

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company’s common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. During the first six months of 2003, the Company repurchased approximately 1.2 million shares of its common stock under this program at a cost of $45.8 million. The Company purchased 145,000 shares during the first six months of 2002 at a cost of $8.4 million. During 2001, the Company repurchased approximately 1.5 million shares of its common stock at a cost of $88.3 million. Approximately 1.2 million shares remain authorized for repurchase under this program at June 30, 2003.

The Company has commenced preliminary work on a large-scale manufacturing facility (“LSM”) in Hillerod, Denmark, which is intended to have 90,000 liters of bioreactor capacity. The estimated cost of the 340,000 square foot LSM is $275 million. At June 30, 2003, approximately $76 million had been committed for costs related to the LSM, of which approximately $61 million had been spent. The Company is currently evaluating the timing and continuation of the LSM project. In addition, the Company is continuing further expansion of its Research Triangle Park, North Carolina complex with ongoing construction of several projects to create additional manufacturing capacity. These additional projects are expected to be completed by the end of 2003 at a total cost of approximately $90 million. As of June 30, 2003, the Company had committed approximately $86 million for construction costs related to these additional projects, of which $84 million had been spent.

In connection with the proposed merger with IDEC, the Company has agreed to pay certain advisors up to $15 million upon completion of the merger in addition to amounts previously paid, and a lesser amount should the merger terminate, contingent upon certain conditions.

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

In June 2003, the Company signed a collaboration agreement (the “Genentech Agreement”) with Genentech, Inc (“Genentech”), under which Biogen and Genentech will collaborate on the development of a BR3 (BAFF-R) protein therapeutic from Biogen’s pipeline of early-stage product candidates. Under the terms of the Genentech Agreement, Genentech initially will be responsible for the development costs of the product candidates, until that time, if any, when the Company exercises its opt-in rights (which must be done within a certain timeframe). Prior to exercising its opt-in rights, to the extent that the Company incurs any development costs in relation to the programs covered by the Genentech Agreement, they will be recorded as research and development expenses. The reimbursement by Genentech of these costs will be recorded as contract revenue. For the three and six months ended June 30, 2003, the Company has not recorded contract revenues related to the collaboration.

In June 2003, the Company concluded its collaboration with ICOS Corporation (“ICOS”) on the development and commercialization of orally active, small molecule LFA-1 antagonists. During the first six months of 2003, the Company provided $5.4 million to ICOS under a line of credit that was initially recorded as a loan receivable and subsequently charged to research and development expenses upon the achievement of certain clinical milestones by ICOS. The Company does not expect to pay any additional material amounts in connection with this collaboration.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

The adoption of SFAS 149 is not expected to have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

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

In January 2003, Biogen received regulatory approval to market AMEVIVE in the U.S. In connection with the introduction of AMEVIVE, Biogen implemented a limited launch period initiative undertaken in cooperation with one of Biogen’s distributors which provides a refund on purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, Biogen’s exposure is contractually limited to 10% of the price of all AMEVIVE purchased by the distributor. As a result, Biogen will defer recognition of revenue of 10% of AMEVIVE purchased by the distributor while this initiative is in effect until such time as sufficient history of insurance claims reimbursement becomes available. In connection with the launch initiative, the Company has recorded $0.9 million of deferred revenue in accrued expenses and other at June 30, 2003. This launch initiative is applicable to purchases of AMEVIVE made on or before July 31, 2003 and will be replaced with a new initiative undertaken in cooperation with the same distributor. Under this new initiative, the distributor will provide a purchaser with a discount on future purchases of AMEVIVE if a payor has initially verified that it will cover the purchase of AMEVIVE by the purchaser but later denies the claim after appeal and where the other requirements of the initiative are met. Biogen will provide the distributor with a discount on its future purchases of AMEVIVE equal to the amount of the discount provided by the distributor under the initiative, up to a maximum discount of 5% on any purchase order submitted to Biogen by the distributor. This initiative is applicable to purchases of AMEVIVE made on or after August 1, 2003 through July 31, 2004. As a result, effective as of August 1, 2003, Biogen will defer recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance claims reimbursement becomes available.

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

The Company receives royalty revenues under license agreements with a number of third parties that sell products based on technology developed by the Company or to which the Company has rights. The license agreements provide for the payment of royalties to the Company based on sales of the licensed product. The Company records these revenues based on estimates of the sales that occurred during the relevant period. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period which they become known, typically the following quarter. Historically, adjustments have not been material based on actual amounts paid by licensees. During the second quarter of 2003, royalty revenues were negatively impacted by approximately $8 million due to Schering-Plough’s announced first quarter 2003 INTRON® A (interferon alpha-2b) sales decline, which Schering-Plough indicated was driven by a channel inventory reduction and an increasingly competitive environment. There are no future performance obligations on the part of the Company under these license agreements.

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

In January 2003, the Company signed a collaboration agreement with IDEC, under which Biogen and IDEC are collaborating on the development of three oncology therapeutics from Biogen’s pipeline of early-stage product candidates. Under the terms of the IDEC Agreement, IDEC initially will be responsible for the development costs of the product candidates, until that time, if any, when the Company exercises its opt-in rights (which must be done within a certain timeframe) with respect to each specific product candidate. Prior to exercising its opt-in rights, to the extent that the Company incurs any development costs in relation to the programs contained in the IDEC Agreement, they will be recorded as research and development expense. The reimbursement by IDEC of these costs will be recorded as contract revenue. For the three and six months ended June 30, 2003, the Company recorded $2.0 million and $3.1 million, respectively, for contract revenue. Upon completion of the proposed merger, contract revenue related to this collaboration agreement will be eliminated.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OUTLOOK

SAFE HARBOR

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the Company’s expectations regarding its level of future product sales, profits, product revenues, royalty revenues, costs and expenses, gross margins on product revenues and royalty revenues, its effective tax rate, regulatory approvals, development and commercialization of additional products, competition and the impact of competitive products, the outcome of pending or anticipated litigation and patent-related proceedings, facility expansion, the value of investments in certain marketable securities and the expected benefits of its proposed merger with IDEC. These and all other forward-looking statements in this report are made based on Biogen’s current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from Biogen’s expectations and which could negatively impact Biogen’s financial condition and results of operations are discussed below and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless required by law, Biogen does not undertake any obligation to publicly update any forward-looking statements.

Dependence on AVONEX and AMEVIVE Sales

Biogen’s ability to sustain increases in revenues and profitability is primarily dependent on the level of revenues and profitability from AVONEX and AMEVIVE sales.

The level of revenues from sales of AVONEX will depend on a number of factors, including: Biogen’s ability to sustain market share of AVONEX in light of competitive products for the treatment of MS, continued market acceptance of AVONEX worldwide; Biogen’s ability to maintain a high level of physician and patient satisfaction with AVONEX; the nature of regulatory and pricing decisions related to AVONEX worldwide; the overall growth of the MS market; the extent to which AVONEX continues to receive and maintains reimbursement coverage; the success of ongoing development related to AVONEX in expanded MS indications; the success in manufacturing the pre-filled syringe formulation of AVONEX and in execution of the plans to replace the currently available form of AVONEX with the pre-filled syringe formulation; the continued availability of sufficient supplies of AVONEX and accessibility of third parties to vial, label, and distribute AVONEX on acceptable terms.

AMEVIVE was approved in the U.S. in January 2003. The level of revenues from sales of AMEVIVE in the U.S. will depend on a number of factors, including: the ability to gain and to sustain market share and to continue to increase market share of AMEVIVE as the competitive landscape for AMEVIVE becomes more challenging; Biogen’s ability to maintain a high level of physician and patient satisfaction with AMEVIVE; the nature of regulatory and pricing decisions related to AMEVIVE; the extent to which AMEVIVE receives and maintains adequate reimbursement coverage; the continued availability of sufficient supplies of AMEVIVE and the accessibility of third parties to vial, label, and distribute AMEVIVE on acceptable terms. In February 2003, Biogen withdrew its application for approval to market AMEVIVE in the EU. Biogen’s decision was based on a determination by the Committee for Proprietary Medicinal Products, the scientific advisory board of the regulatory authority in the EU, that more clinical information is needed to approve AMEVIVE. Biogen plans to develop the additional information necessary to obtain approval of AMEVIVE for psoriasis patients in the EU. Developing the data and re-filing the application may take several years and there is no assurance that Biogen will ever obtain approval of AMEVIVE in the EU. There is also no assurance that the Company’s commercial efforts in the U.S. will be successful.

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

AMEVIVE competes with existing therapies for moderate-to-severe psoriasis, such as oral retinoids, steroids, methotrexate and cyclosporin, along with other drugs, as discussed below, approved for other indications. In the future, AMEVIVE will also compete with new drugs currently in development for psoriasis, drugs now approved for other indications that may be approved for psoriasis, and off-label uses of drugs approved for other indications. Genentech and Xoma Corporation are co-developing RAPTIVA® (efalizumab), an antibody designed to block certain immune cells as a potential treatment for moderate-to-severe psoriasis. Genentech has filed for regulatory approval of the drug in the U.S. Serono has an exclusive license to RAPTIVA in the EU and other countries and has filed for regulatory approval of the drug in the EU. ENBREL® (etanercept), a drug sold by Amgen, has been approved by the FDA as a treatment for psoriatic arthritis, a joint disease that can be associated with the skin plaques of moderate to severe chronic plaque psoriasis. In January 2003, Amgen announced positive results from a Phase 3 clinical study of ENBREL in the treatment of moderate to severe plaque psoriasis and is conducting a second Phase 3 clinical study in psoriasis. Centocor, Inc., a subsidiary of Johnson & Johnson, sells REMICADE® (infliximab) worldwide as a treatment for Crohn’s disease and rheumatoid arthritis, and has initiated two Phase 3 trials in patients with moderate-to-severe chronic plaque psoriasis. HUMIRA® (adalimumab), a drug sold by Abbott Laboratories, was also recently approved by the FDA as a treatment for rheumatoid arthritis. Abbott is undertaking clinical trials in psoriasis and psoriatic arthritis. In addition, a number of other companies are working to develop products to treat psoriasis which may ultimately compete with AMEVIVE.

See the “Competition” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Royalty Revenue

Biogen receives royalty revenues which, prior to 2001, contributed a significant amount to its overall profitability. Royalty revenues decreased significantly in recent years and through the third quarter of 2002 primarily as the result of patent expirations and a royalty dispute with Schering-Plough Corporation, which was settled in October 2002. As a result of the settlement, royalty revenues increased in the fourth quarter of 2002, and the first six months of 2003 as compared to the corresponding six months of 2002. In the future, royalty revenues may fluctuate as a result of future patent expirations and other factors such as pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products that may have an impact on product sales by Biogen’s licensees. In addition, sales levels of products sold by Biogen’s licensees may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs. Since Biogen is not involved in the development or sale of products by its licensees, it cannot be certain of the timing or potential impact of factors which may affect sales by licensees. For a further discussion of risks regarding drug development, patent matters, including future patent expirations affecting royalty revenues, and regulatory matters, see — “Outlook — Patents and Other Proprietary Rights,” “Outlook — Litigation and Government Regulation,” and the “Business — Risks Associated with Drug Development,” “Business — Patents and Other Proprietary Rights,” and “Business — Regulation” sections of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Risks Related to the Proposed Merger with IDEC

The Company’s expectations with respect to the proposed merger transaction with IDEC are subject to a number of risks and uncertainties that could cause actual results to differ. For example, Biogen and IDEC may be unable to obtain shareholder or regulatory approvals required for the merger. Problems may arise in successfully integrating the businesses of Biogen and IDEC. The merger may involve unexpected costs. Biogen and IDEC may be unable to achieve cost-cutting synergies. The businesses of Biogen and IDEC may suffer as a result of uncertainty surrounding the merger.

Failure to complete the merger with IDEC could negatively impact Biogen’s stock price and future business and operations. For example,

•	if the merger agreement is terminated, Biogen may be required in specific circumstances, to pay a termination fee of up to $230 million to IDEC,

•	the price of Biogen common stock may decline to the extent that the current market price reflects an assumption that the merger will be completed, and

•	Biogen must pay its expenses related to the merger, including substantial legal and accounting fees, even if the merger is not completed. This could affect our results of operations for the period during which the fees are incurred.

     Current and prospective employees may experience uncertainty about their future role with the combined company until the combined company’s strategies are announced or executed. This may adversely affect Biogen’s ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel.

     Since Biogen stockholders will receive shares of IDEC common stock in the merger, Biogen believes that the price of Biogen’s common stock may be affected by changes in the price of IDEC common stock. The price of IDEC’s common stock may be affected by factors different from those affecting the price of Biogen common stock.

Pricing Pressures/Healthcare Reform

In the U.S., many pharmaceutical and biologic products are subject to increasing pricing pressures, which could be significantly impacted by the outcome of the current national debate over Medicare reform. If the Medicare program provided outpatient pharmaceutical coverage for its beneficiaries, the federal government, through its enormous purchasing power under the program, could demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, a Medicare drug reimbursement provision may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations (“MCOs”), institutions and other government agencies continue to seek price discounts. Government efforts to reduce Medicare and Medicaid expenses are expected to increase the use of MCOs. This may result in managed care’s influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries and bulk purchasing of drugs. Biogen encounters similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation may lead to inconsistent prices and some third-party trade in Biogen’s products from markets with lower prices. Such trade exploiting price differences between countries could undermine sales of Biogen products in markets with higher prices. See the “Business — Regulation” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Manufacturing

Biogen currently produces all of its bulk drug products at its manufacturing facilities located in Cambridge, Massachusetts and Research Triangle Park, North Carolina. Problems with manufacturing processes could result in variability in costs and expenses. They could also result in product defects, which could require Biogen to delay shipment of products, recall products previously shipped or be unable to supply products at all. In addition, any prolonged interruption in the operations of Biogen’s manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. Because Biogen’s manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Biogen sources all of its fill-finish and final product storage operations, along with a substantial portion of its packaging operations, to a concentrated group of third party contractors. Problems with the operations of these third party contractors could also require Biogen to delay shipment of saleable products, recall products previously shipped or be unable to supply products at all. Difficulties or delays in Biogen’s manufacturing of existing or new products, including difficulties or delays in the operations of third party contractors retained by Biogen to perform fill-finish, packaging and storage of saleable products, could increase Biogen’s costs, cause Biogen to lose revenue or market share and damage Biogen’s reputation. See the “Business — Manufacturing and Raw Materials” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Litigation and Governmental Regulation

Pharmaceutical companies have been the target of lawsuits and investigations including: those with claims asserting antitrust violations, claims asserting violations of the Federal False Claim Act, Anti-Kickback Act, the Prescription Drug Marketing Act or other violations in connection with Medicare and/or Medicaid reimbursement, derivative actions, product liability claims, disputes over intellectual property rights (including patents), and claims under state laws, including state anti-kickback and fraud laws. Public companies may also be the subject of certain other types of claims, including those asserting violations of securities laws or related to environmental matters. There is no assurance that if Biogen were to be involved in any such lawsuits or investigation, that Biogen would be successful in defending itself or asserting its rights. There is also no assurance, for example, that Biogen will be successful in defending itself in the current AW P litigation. Biogen’s business is also subject to extensive government regulation and oversight. Biogen may also become subject to other governmental actions which could adversely affect its business or financial condition, including: (i) new laws, regulations and judicial decisions related to health care availability, method of delivery and payment for health care products and services, (ii) changes in the Federal Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity, (iii) new laws, regulations and judicial decisions affecting pricing or marketing and (iv) changes in the tax laws relating to Biogen’s operations. See “Outlook — Patents and Other Proprietary Rights,” and the “Business — Risks Associated with Drug Development,” “Business — Patents and Other Proprietary Rights,” and “Business — Legal Proceedings” sections of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

The section “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q is incorporated into this item by reference.

Item 2. Changes in Securities and Use of Proceeds

(a)	On June 20, 2003, the Company amended and supplemented certain information in Items 1 and 2 of its Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 1999, as follows:

Preferred Share Purchase Rights

     In 1989, the Board of Directors of the Company declared a dividend to holders of the Company’s common stock, $.01 par value per share (“Common Shares”), of rights (the “Old Rights”) to purchase shares of Series A Junior Participating Preferred Stock (the “Old Preferred Stock”). Each Old Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Old Preferred Stock upon the terms and subject to the conditions set forth in a Rights Agreement dated as of May 8, 1989, between Biogen, Inc. and The First National Bank of Boston (the “Old Plan”). The Old Plan and Old Rights expired on May 8, 1999. Accordingly, on April 16, 1999, the Board of Directors declared a dividend of one new preferred share purchase right (a “New Right”) for each outstanding Common Share of the Company, which was made to the stockholders of record on May 8, 1999. Each New Right entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock (the Series A-1 Junior Participating Preferred Stock, referred to herein as the “Preferred Shares”), at a price of $850 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each one one-thousandth of a Preferred Share has rights, privileges and preferences which make its value approximately equal to the value of one Common Share. A full description of the terms of the New Rights is set forth in a new shareholder rights agreement dated as of May 8, 1999, between the Company and EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agent”), as amended by the Agreement and Amendment to Rights Agreement, dated as of May 31, 2002, between the Company, the Rights Agent and State Street Bank and Trust Company and the Second Agreement and Amendment to Rights Agreement, dated as of June 20, 2003, between the Company and the Rights Agent (the “New Rights Agreement”).

Amendments to New Rights Agreement

     The Company, the Rights Agent and State Street Bank and Trust Company entered into an Agreement and Amendment to Rights Agreement, dated as of May 31, 2002, to effect the appointment of EquiServe Trust Company, N.A., as rights agent, to replace State Street Bank and Trust Company.

     On June 20, 2003, the Company, IDEC Pharmaceuticals Corporation, a Delaware corporation (“IDEC”), and Bridges Merger Corporation, a Massachusetts corporation and a wholly owned subsidiary of IDEC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for, among other things, the merger of Merger Sub with and into the Company with the Company continuing as the surviving corporation. Immediately prior to the execution and delivery of the Merger Agreement, the Company and the Rights Agent entered into a Second Agreement and Amendment to Rights Agreement which, among other things, (i) provides that neither the execution and delivery of the Merger Agreement, nor the consummation of the merger or the transactions contemplated by the Merger Agreement, will result in the rights becoming exercisable or in IDEC or its existing and future affiliates and associates being deemed an “Acquiring Person” under the Rights Agreement (generally, a person (other than certain excluded persons) who acquires beyond a certain percentage of beneficial ownership of the Company’s then outstanding common stock, which could result in the rights becoming exercisable), (ii) reduces the beneficial ownership threshold for determining who may be an “Acquiring Person” from 20% of the Company’s then outstanding common stock to 10%, subject to certain exceptions, and (iii) provides that, in general, the outstanding rights may be redeemed by the Company’s Board of Directors during a 10-business day period following the day it becomes publicly known that a person (other than certain excluded persons) has acquired beneficial ownership of 10% or more the Company’s then outstanding common stock.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The information set forth in this Item 4 relates to matters submitted to a vote at the Company’s Annual Meeting of Stockholders on June 6, 2003.

(b)	Not applicable.

(c)	(i) A proposal to elect Lawrence C. Best, Eckhard Pfeiffer and Alan K. Simpson as directors to serve for a three year term ending in 2006 and until their successors are duly elected and qualified was approved with the following vote:

Lawrence C. Best	115,153,410	5,558,380
Eckhard Pfeiffer	115,839,188	4,872,602
Alan K. Simpson	115,780,309	4,931,481

	(ii)	A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003 was approved with 117,413,555 votes for, 2,450,259 votes against, and 847,976 abstentions.

	(iii)	A proposal to approve the Company’s 2003 Omnibus Equity Plan was approved with 107,218,420 votes for, 12,446,410 votes against, and 1,046,960 abstentions.

	(iv)	A proposal to approve the Company’s 2003 Performance Based Management Incentive Plan was approved with 112,079,968 votes for, 7,610,209 votes against, and 1,021,613 abstentions.

	(v)	A proposal to approve an amendment to the Company’s 1983 Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan from 1,000,000 to 1,500,000 was approved with 117,858,523 votes for, 1,879,180 votes against, and 974,087 abstentions.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of June 20, 2003, by and among IDEC Pharmaceuticals Corporation, a Delaware corporation (“IDEC”), Bridges Merger Corporation, a Massachusetts corporation and wholly-owned subsidiary of IDEC, and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2003, File No. 000-12042, and incorporated herein by reference).

4.1	Second Agreement and Amendment to Rights Agreement, dated June 20, 2003, by and between the Company and EquiServe Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2003, File No. 000-12042, and incorporated herein by reference).

10.1	Biogen, Inc. 2003 Omnibus Equity Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 17, 2003, File No. 000-12042, and incorporated herein by reference).

10.2	Biogen, Inc. Performance Based Management Incentive Plan (filed as Appendix C to the Company’s Definitive Proxy Statement filed with the SEC on April 17, 2003, File No. 000-12042, and incorporated herein by reference).

10.3	Biogen, Inc. 1983 Employee Stock Purchase Plan, as amended and restated through April 11, 2003 (filed as Appendix D to the Company’s Definitive Proxy Statement filed with the SEC on April 17, 2003, File No. 000-12042, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)	On April 4, 2003, the Company filed a Current Report on Form 8-K to furnish a press release under Item 9 and Item 12 of Form 8-K that included non-GAAP financial measures for completed fiscal periods.

(ii)	On April 17, 2003, the Company filed a Current Report on Form 8-K to furnish a press release under Item 9 and Item 12 of Form 8-K that included non-GAAP financial measures for completed fiscal periods.

(iii)	On June 23, 2003, the Company filed a Current Report on Form 8-K for the following:

(a)	To file under Item 5 of Form 8-K, an Agreement and Plan of Merger, dated as of June 20, 2003, by and among IDEC Pharmaceuticals Corporation, a Delaware corporation (“IDEC”), Bridges Merger Corporation, a Massachusetts corporation and wholly-owned subsidiary of IDEC (“Merger Sub”), and the Company (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of IDEC.

(b)	Second Agreement and Amendment to the Rights Agreement, dated June 20, 2003, between the Company and EquiServe Trust Company, N.A. (“EquiServe”) (the “Rights Agreement Amendment”) The Rights Agreement Amendment, among other things, (i) provides that neither the execution and delivery of the Merger Agreement, nor the consummation of the merger or the transactions contemplated by the Merger Agreement, will result in the rights becoming exercisable or in IDEC or its existing and future affiliates and associates being deemed an “Acquiring Person” under the Rights Agreement (generally, a person (other than certain excluded persons) who acquires beyond a certain percentage of beneficial ownership of the Company’s then outstanding common stock, which could result in the rights becoming exercisable), (ii) reduces the beneficial ownership threshold for determining who may be an “Acquiring Person” from 20% of the Company’s then outstanding common stock to 10%, subject to certain exceptions, and (iii) provides that, in general, the outstanding rights may be redeemed by the Company’s Board of Directors during a 10-business day period following the day it becomes publicly known that a person (other than certain excluded persons) has acquired beneficial ownership of 10% or more the Company’s then outstanding common stock.

(c)	To furnish the press release issued by IDEC and the Company announcing the Merger Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN, INC.

Dated: July 31, 2003	/s/ Peter N. Kellogg

Executive Vice President – Finance and
Chief Financial Officer