Form 10-Q
period 2003-09-30
BIOGEN INC
filed 2003-10-28
CIK 714655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

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

Yes [ X ]       No [  ]

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of September 30, 2003 was 149,497,141 shares.

BIOGEN, INC.

INDEX

Page
Number

PART I — FINANCIAL INFORMATION
Condensed Consolidated Statements of Income – Three and nine months ended September 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
PART II — OTHER INFORMATION	26

Note concerning trademarks: AVONEX® and AMEVIVE® are registered trademarks of Biogen, Inc.

BIOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

REVENUES:
Product	$310,109	$261,563	$881,435	$778,090
Royalties	28,556	26,765	100,439	67,844
Contract	3,117	—	6,253	—

Total revenues	341,782	288,328	988,127	845,934

COSTS AND EXPENSES:
Cost of product revenues	52,325	40,304	139,612	113,240
Cost of royalty revenues	1,939	1,746	6,564	4,337
Research and development	124,434	104,551	325,623	276,366
Selling, general and administrative	89,379	72,646	276,949	237,603
Merger related expenses	2,839	—	6,643	—

Total costs and expenses	270,916	219,247	755,391	631,546

Income from operations	70,866	69,081	232,736	214,388
Other income (expense), net	5,809	(10,459)	12,556	4,673

INCOME BEFORE INCOME TAXES	76,675	58,622	245,292	219,061
Income taxes	21,469	16,414	68,682	61,337

NET INCOME	$55,206	$42,208	$176,610	$157,724

BASIC EARNINGS PER SHARE	$0.37	$0.28	$1.18	$1.06
DILUTED EARNINGS PER SHARE	$0.36	$0.28	$1.17	$1.04
SHARES USED IN COMPUTING:
Basic earnings per share	150,134	149,521	149,746	149,137
Diluted earnings per share	151,823	151,397	151,586	151,878

See Notes to Condensed Consolidated Financial Statements.

BIOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$114,360	$45,113
Marketable securities	811,185	821,996
Accounts receivable, net	211,747	171,067
Deferred tax assets	28,315	38,592
Inventory	93,983	95,378
Other current assets	37,169	43,878

Total current assets	1,296,759	1,216,024

Property, plant and equipment
Cost	1,039,355	953,805
Less accumulated depreciation	259,976	215,746

Property, plant and equipment, net	779,379	738,059

Patents, net	17,245	15,994
Other assets	56,864	36,911

	$2,150,247	$2,006,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,345	$64,876
Current portion of long-term debt	4,888	4,888
Current taxes payable	89,208	73,824
Accrued expenses and other	155,188	182,745

Total current liabilities	283,629	326,333

Long-term debt, less current portion	34,161	37,410
Long-term deferred tax liabilities	33,696	33,678
Other long-term liabilities	21,835	14,146
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	1,517	1,517
Additional paid-in capital	842,427	829,993
Treasury stock, at cost	(58,695)	(90,844)
Retained earnings	957,484	838,756
Accumulated other comprehensive income	34,193	15,999

Total shareholders’ equity	1,776,926	1,595,421

	$2,150,247	$2,006,988

See Notes to Condensed Consolidated Financial Statements.

BIOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176,610	$157,724
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	44,894	31,357
Tax benefit of stock options	11,910	16,283
Equity in net loss of unconsolidated affiliate	—	3,740
Stock based compensation	524	1,552
Realized (gain) loss on sale of non-current marketable securities	(2,172)	301
Impairment of non-current investments or marketable securities	4,870	10,095
Writedown of inventory to net realizable value	17,443	—
Loan loss reserve	—	10,500
Changes in:
Accounts receivable	(37,006)	22,729
Inventory	(16,048)	(38,333)
Other current and other assets	(12,799)	(8,309)
Accounts payable, accrued expenses, current taxes payable and other current and long-term liabilities	(36,136)	(40,041)

Net cash flows from operating activities	152,090	167,598

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of current marketable securities	(400,745)	(319,965)
Proceeds from sales and maturities of current marketable securities	416,156	300,649
Proceeds from sales of non-current marketable securities	3,715	493
Proceeds from withdrawal from an equity fund	7,217	—
Acquisitions of property and equipment, net	(77,990)	(162,268)
Additions to patents	(2,527)	(406)

Net cash flows from investing activities	(54,174)	(181,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt	(3,249)	(3,249)
Purchases of treasury stock	(45,785)	(8,384)
Issuance of treasury stock related to stock option exercises	20,055	21,876
Other	351	69

Net cash flows from financing activities	(28,628)	10,312

Effect of exchange rate changes on cash	(41)	52

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	69,247	(3,535)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,113	54,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,360	$50,507

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

On June 20, 2003, Biogen entered into an Agreement and Plan of Merger with IDEC and Bridges Merger Corporation, a wholly owned subsidiary of IDEC. Under the merger agreement, if all of the applicable conditions are met, Biogen will merge with and into Bridges Merger Corporation and become a wholly owned subsidiary of IDEC and IDEC will change its name to Biogen Idec, Inc. If the merger is completed, Biogen stockholders will receive 1.15 shares of IDEC common stock for each share of Biogen common stock, plus cash in lieu of fractional shares. The shares of the combined company are expected to be traded on the NASDAQ National Market under a new trading symbol. IDEC will account for the merger under the purchase method of accounting for business combinations under accounting principles generally accepted in the United States, which means that the assets and liabilities of Biogen will be recorded, as of the completion of the merger, at their fair values and added to those of IDEC. The merger has been unanimously approved by the board of directors of both IDEC and Biogen. The transaction is subject to approval by the stockholders of both companies and satisfaction of other customary closing conditions. The transaction is expected to be completed in the fourth quarter of 2003. The merger agreement provides for the payment of a termination fee of up to $230 million under certain termination scenarios. In connection with the proposed merger with IDEC, the Company has agreed to pay certain advisors up to $15 million upon completion of the merger, in addition to amounts previously paid, and a lesser amount should the merger terminate, contingent upon certain conditions.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out (“FIFO”) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

	September 30,	December 31,
(in thousands)	2003	2002

Raw materials	$34,010	$27,027
Work in process	38,545	25,892
Finished goods	21,428	42,459

	$93,983	$95,378

Biogen writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by Biogen, additional inventory write-downs may be required. The Company wrote down $7.9 million and $17.4 million of unmarketable inventory for the three and nine months ended September 30, 2003, respectively, which was charged to cost of product revenues. For the nine months ended September 30, 2003, Biogen wrote off $2.9 million of inventory to research and development since it did not meet commercial specifications but will be utilized in research and development activities.

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

In January 2003, Biogen received regulatory approval to market AMEVIVE in the U.S. In connection with the introduction of AMEVIVE, Biogen implemented a limited launch period initiative undertaken in cooperation with one of Biogen’s distributors which provides a refund on purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, Biogen’s exposure is contractually limited to 10% of the price of all AMEVIVE purchased by the distributor. As a result, Biogen will defer recognition of revenue of 10% of AMEVIVE purchased by the distributor while this initiative was in effect until such time as sufficient history of insurance claims reimbursement becomes available. In connection with the launch initiative, the Company has recorded $1.3 million of deferred revenue in accrued expenses and other at September 30, 2003. This launch initiative is applicable to purchases of AMEVIVE made on or before July 31, 2003 and was replaced with a new initiative undertaken in cooperation with the same distributor. Under this new initiative, the distributor will provide a purchaser with a discount on future purchases of AMEVIVE if a payor has initially verified that it will cover the purchase of AMEVIVE by the purchaser but later denies the claim after appeal and where the other requirements of the initiative are met. Biogen will in turn provide the distributor with a discount on its future purchases of AMEVIVE equal to the amount of the discount provided by the distributor under the initiative, up to a maximum discount of 5% on any purchase order submitted to Biogen by the distributor. This initiative is applicable to purchases of AMEVIVE made on or after August 1, 2003 through July 31, 2004. As a result, effective as of August 1, 2003, Biogen will defer recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance claims reimbursement becomes available. In connection with this new initiative, the Company has recorded $0.4 million of deferred revenue in accrued expenses and other at September 30, 2003.

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

In January 2003, the Company signed a collaboration agreement (the “IDEC Agreement”) with IDEC, under which Biogen and IDEC are collaborating on the development of three oncology therapeutics from Biogen’s pipeline of early-stage product candidates. Under the terms of the IDEC Agreement, IDEC initially will be responsible for the development costs of the product candidates, until that time, if any, when the Company exercises its opt-in rights (which must be done within a certain timeframe) with respect to each specific product candidate. Prior to exercising its opt-in rights, to the extent that the Company incurs any development costs in relation to the programs contained in the IDEC Agreement, they will be recorded as research and development expense. The reimbursement by IDEC of these costs will be recorded as contract revenue. For the three and nine months ended September 30, 2003, the Company recorded $3.1 million and $6.3 million, respectively, for contract revenue. Upon completion of the proposed merger, contract revenue related to this collaboration agreement will be eliminated.

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

If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income, and pro forma earnings per share for the three and nine months ending September 30, would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands, except per share data)	2003	2002	2003	2002

Reported net income	$55,206	$42,208	$176,610	$157,724
Pro forma stock compensation expense, net of tax	10,456	10,546	31,213	32,253

Pro forma net income	$44,750	$31,662	$145,397	$125,471

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Reported basic earnings per share	$0.37	$0.28	$1.18	$1.06

Pro forma basic earnings per share	$0.30	$0.21	$0.97	$0.84

Reported diluted earnings per share	$0.36	$0.28	$1.17	$1.04

Pro forma diluted earnings per share	$0.29	$0.21	$0.96	$0.83

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	45.44%	43.88%	45.44%	43.88%
Risk-free interest rate	3.50%	4.25%	3.50%	4.25%
Expected option term in years	7.4	7.4	7.4	7.4

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

As of September 30, 2003, the Company had $11.7 million outstanding under a floating rate loan collateralized by one of the Company’s laboratory and office buildings in Cambridge, Massachusetts and $27.4 million outstanding under a floating rate loan agreement for financing the construction of its biological manufacturing facility in North Carolina. The Company uses interest rate swap agreements to mitigate the risk associated with its floating rate debt. The fair value of the interest rate swap agreements, representing the cash requirements of the Company to settle the agreements, was approximately $4.4 million and $5.1 million at September 30, 2003 and December 31, 2002, respectively, and was included in accrued expenses and other. The Company has designated the interest rate swaps as cash flow hedges. There were no amounts of hedge ineffectiveness related to the Company’s interest rate swaps during the three and nine months ended September 30, 2003 or in the comparable periods of 2002, and no gains or losses were excluded from the assessment of hedge effectiveness. The Company records the differential to be paid or received on the interest rate swaps as incremental interest expense.

The Company has foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at September 30, 2003 was approximately $47.5 million. These contracts had a fair value of approximately $5.3 million, representing an unrealized loss, and were included in accrued expenses and other at September 30, 2003.

For the three and nine months ended September 30, 2003, there were no significant amounts recognized in earnings due to hedge ineffectiveness. For the three months ended September 30, 2002, there were no significant amounts recognized in earnings due to hedge ineffectiveness. For the nine months ended September 30, 2002, approximately $0.6 million was recognized as expense due to hedge ineffectiveness. For the three and nine months ended September 30, 2003 and 2002, there were no significant amounts recognized as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. The Company recognized approximately $2.7 million and $7.8 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2003, respectively. The Company recognized approximately $1.4 million and $4.0 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2003, respectively. The Company recognized approximately $2.3 million and $2.7 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2002, respectively. The Company recognized approximately $0.6 million and $0.9 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2002, respectively. These settlements were recorded in the same period as the related forecasted transactions affected earnings.

3. COMPREHENSIVE INCOME

Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities, net of tax and derivative instruments, net of tax. Comprehensive income for the three months ended September 30, 2003 and 2002 was $60.9 million and $54.3 million, respectively. Comprehensive income for the nine months ended September 30, 2003 and 2002 was $194.8 million and $163 million, respectively.

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

Shares used in calculating basic and diluted earnings per share for the three and nine month periods ending September 30, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2003	2002	2003	2002

Weighted average number of shares of common stock outstanding	150,134	149,521	149,746	149,137
Dilutive stock options and warrants	1,689	1,876	1,840	2,741

Shares used in calculating diluted earnings per share	151,823	151,397	151,586	151,878

Options to purchase approximately 13.2 million and 10.7 million shares were outstanding at September 30, 2003 and 2002, respectively, but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price during the period.

5. SHARE REPURCHASE PROGRAM

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company’s common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. During the first nine months of 2003, the Company repurchased approximately 1.2 million shares of its common stock under this program at a cost of $45.8 million. The Company purchased 145,000 shares during the first nine months of 2002 at a cost of $8.4 million. During 2001, the Company repurchased approximately 1.5 million shares of its common stock at a cost of $88.3 million. Approximately 1.2 million shares remain authorized for repurchase under this program at September 30, 2003.

6. OTHER INCOME, NET

Other income, net consists of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income	$8,833	$10,255	$26,830	$31,320
Interest expense	(952)	(733)	(2,586)	(2,655)
Other expense	(2,072)	(19,981)	(11,688)	(23,992)

Total other income (expense), net	$5,809	$(10,459)	$12,556	$4,673

Other expense for the three months ended September 30, 2003 consists primarily of $0.7 million of realized gains from the sale of noncurrent marketable securities, a charge of $1.8 million related to the impairment of certain noncurrent investments, and $0.5 million of foreign exchange remeasurement losses. Other expense for the three months ended September 30, 2002 consisted primarily of $0.9 million of losses attributable to a fund in which Biogen had invested, a charge of $7.9 million related to the writedown of certain investments, and a $10.5 million charge for the establishment of a reserve related to an outstanding loan to a collaborator.

Other expense for the nine months ended September 30, 2003 consists primarily of a $12.9 million charge related to the settlement of a patent infringement dispute, a $3.1 million writedown of Biogen’s investment in Eos Biotechnology Inc. (“Eos”) due to Protein Design Lab, Inc’s acquisition of Eos in the first quarter of 2003, $1.7 million of foreign exchange remeasurement gains, $2.2 million of realized gains from the sale of noncurrent marketable securities, $1.8 million related to the impairment of certain noncurrent investments, and $1.5 million of gains on sales of current marketable securities. Other expense for the nine months ended September 30, 2002 consisted primarily of $3.7 million of losses attributable to a fund in which Biogen had invested, a charge of $10.1 million related to the writedown of certain investments, and a $10.5 million charge for the establishment of a reserve related to an outstanding loan to a collaborator.

7. INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income was 28% for the three and nine months ended September 30, 2003 and 2002. The effective tax rate varied from the U.S. statutory rates for the first nine months of 2003 and 2002 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits.

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

Along with most other major pharmaceutical and biotechnology companies, the Company has been named as a defendant in a lawsuit filed by each of the County of Suffolk, New York, the County of Westchester, New York, and the County of Rockland, New York. The Suffolk County case is pending in the U.S. District Court for the District of Massachusetts. The Westchester County case and the Rockland County case were brought in the third quarter of 2003 in the U.S. District Court for the Southern District of New York; it is anticipated that these cases will be transferred to the U.S. District Court for the District of Massachusetts. The complaints allege that the defendants overstated the Average Wholesale Price (“AWP”) for drugs for which Medicaid provides reimbursement (“Covered Drugs”), marketed and promoted the sale of Covered Drugs to providers based on the providers ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs, provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs, and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaint further alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to New York’s Medicaid program. Under Medicaid, pharmaceutical and biotechnology companies agree to pay Medicaid programs a rebate for each product reimbursed by Medicaid. The amount of the rebate is often the difference between the average manufacturers price and the best price reported by companies to the Medicaid program. Plaintiffs claim that they were harmed because they could have allotted the dollars that they wrongfully spent on Medicaid to other public needs. Plaintiffs have brought the action under the Racketeering Influence and Corrupt Organizations Act (RICO), and for breach of contract, unjust enrichment, unfair trade practices, Medicaid fraud, common law fraud, and violation of each of the federal Medicaid Statute, the New York Social Services Law and the New York Department of Health Regulations. In September 2003, the Company joined other named defendants in filing with the U.S. District Court for the District of Massachusetts a Motion to Dismiss the Amended Suffolk County Complaint. The Company intends to vigorously defend itself against all of the allegations and claims in these lawsuits. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

On June 25, 2003, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen stockholders against Biogen, IDEC and certain members of Biogen’s board of directors alleging, among other things, that the members of Biogen’s board of directors breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the merger to meet the specific needs of IDEC rather than attempting to obtain the highest price reasonably available for Biogen. An agreement in principal to resolve the suit has been reached based upon the disclosure of certain additional information in the joint proxy statement/prospectus in the registration statement on Form S-4 filed by IDEC in connection with the proposed merger between the Company and IDEC and the payment of attorneys’ fees in an amount to be determined by the court. The settlement and related attorney fees are not expected to be material.

On July 15, 2003, Biogen filed suit against Trustees of Columbia University in the City of New York (“Columbia”) in the United States District Court for the District of Massachusetts, contending that Biogen no longer has any obligation to pay royalties to Columbia on sales of AVONEX in the U.S. under a 1993 License Agreement between Biogen and Columbia related to U.S. Patent Nos. 4,399,216; 4,634,665; and 5,179,017 (the “Original Patents”) or under a newly issued patent, U.S. Patent No. 6,455,275 (the “275 Patent”). In its suit, Biogen is seeking a declaratory judgment that it has no obligation to pay any further royalties under the license agreement because the Original Patents have expired and the ‘275 Patent is invalid and unenforceable; and that Columbia should be permanently enjoined from demanding any further royalties based on the ‘275 Patent or on any pending continuations, continuations-in-part, or divisional applications of the Original Patents. Columbia has taken the position that Biogen still owes it royalties under the license agreement on the basis of the ‘275 Patent which was issued on September 24, 2002, over two years after the expiration of the Original Patents. Genzyme Corporation and Abbott Bioresearch Center, Inc. have joined Biogen in its suit against Columbia. In the event that Biogen is unsuccessful in the present litigation, Biogen may be liable for damages suffered by Columbia with respect to withheld royalties and such other relief as Columbia may seek and be granted by the Court. In the second quarter 2003, as a result of the Company’s assessment of the invalidity of the ‘275 Patent, the Company determined that it was probable that no additional amounts would be paid to Columbia. As a result, the Company eliminated a related accrual of $8 million in cost of product revenues and no longer provides for any royalties related to the ‘275 Patent.

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

10. GUARANTEES

Under its charter, the Company has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of the Company or having served, at the Company’s request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director. The Company has separate indemnification agreements with certain of its officers and directors that do not provide any greater coverage than that found in the charter provisions. The maximum potential amount of future payments that the Company could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, financial advisors, contractors, clinical sites and customers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

11. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

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

On June 20, 2003, Biogen entered into an Agreement and Plan of Merger with IDEC Pharmaceuticals Corporation (“IDEC”) and Bridges Merger Corporation, a wholly owned subsidiary of IDEC. Under the merger agreement, if all of the applicable conditions are met, Biogen will merge with and into Bridges Merger Corporation and become a wholly owned subsidiary of IDEC and IDEC will change its name to Biogen Idec, Inc. If the merger is completed, Biogen stockholders will receive 1.15 shares of IDEC common stock for each share of Biogen common stock, plus cash in lieu of fractional shares. The shares of the combined company are expected to be traded on the NASDAQ National Market under a new trading symbol. IDEC will account for the merger under the purchase method of accounting for business combinations under accounting principles generally accepted in the United States, which means that the assets and liabilities of Biogen will be recorded, as of the completion of the merger, at their fair values and added to those of IDEC. The merger has been unanimously approved by the board of directors of both IDEC and Biogen. The transaction is subject to approval by the stockholders of both companies and satisfaction of other customary closing conditions. The transaction is expected to be completed in the fourth quarter of 2003. The merger agreement provides for the payment of a termination fee of up to $230 million under certain termination scenarios. In connection with the proposed merger with IDEC, the Company has agreed to pay certain advisors up to $15 million upon completion of the merger, in addition to amounts previously paid, and a lesser amount should the merger terminate, contingent upon certain conditions.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2003, the Company reported net income of $55.2 million or $0.36 per diluted share as compared to $42.2 million or $0.28 per diluted share for the comparable period of 2002. For the nine months ended September 30, 2003, the Company reported net income of $176.6 million or $1.17 per diluted share as compared to $157.7 million or $1.04 per diluted share for the comparable period of 2002.

Revenues

	Three months ended			Nine months ended
	September 30,			September 30,
			%			%
(in millions)	2003	2002	Change	2003	2002	Change

Product revenues
United States	$215.7	$186.2	16%	$612.2	$559.3	9%
Rest of world	94.4	75.3	25%	269.2	218.8	23%

Total	310.1	261.5	19%	881.4	778.1	13%
Royalty revenues	28.6	26.8	7%	100.4	67.8	48%
Contract revenues	3.1	—	100%	6.3	—	100%

Total revenues	$341.8	$288.3	19%	$988.1	$845.9	17%

Product revenues

Product revenues related to AVONEX for the three and nine months ended September 30, 2003 were $297.7 million and $858.4 million, respectively. Product revenues related to AMEVIVE for the three and nine months ended September 30, 2003 were $12.4 million and $23 million, respectively. All product revenue in 2002 related to AVONEX. Product revenues, consisting primarily of revenues from sales of AVONEX, represented approximately 91% and 89% of the Company’s total revenues in the three and nine months ended September 30, 2003, respectively. Product revenues from sales of AVONEX represented approximately 91% and 92%, respectively, of the Company’s total revenues in the three and nine months ended September 30, 2002. The 16% and 9% growth in U.S. product revenue for the three and nine months ended September 30, 2003, respectively, over the comparable periods in 2002 was primarily attributable to price increases on AVONEX and sales of AMEVIVE. Product revenues growth in the U.S. was affected by increased competition and a softening of the MS marketplace growth rate for the three and nine month periods ended September 30, 2003 over the comparable periods of 2002. For the three and nine months ending September 30, 2003, product revenues outside of the U.S. increased 25% and 23%, respectively, compared to the three and nine months ended September 30, 2002. For the three months ended September 30, 2003, the 25% growth in product revenues outside the U.S. represented 14% growth on a local currency basis, primarily attributable to a higher sales volume of AVONEX, and 11% growth due to foreign exchange rate changes in the period ended September 30, 2003 over the comparable period in 2002. For the nine months ended September 30, 2003, the 23% growth in product revenues outside the U.S. represented 10% growth on a local currency basis, primarily attributable to a higher sales volume of AVONEX, and 13% growth due to foreign exchange rate changes in the period ended September 30, 2003 over the comparable period in 2002.

The Company expects to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments that may impact sales of AVONEX. The Company expects future growth in AVONEX revenues to be dependent to a large extent on the Company’s ability to compete successfully. Biogen also expects that future AVONEX sales may be affected by slowing growth in the MS market. See “Outlook – Dependence on AVONEX and AMEVIVE Sales” and “Outlook – Competition.” The Company is pursuing a variety of AMEVIVE sales initiatives. Some of these programs, such as sampling, could have a short-term adverse impact on AMEVIVE revenues, but are designed to drive growth in the long term. AMEVIVE was approved by the U.S. Food and Drug Administration (“FDA”) in January 2003 for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. For further discussion of AMEVIVE and the factors that may affect the revenues generated by AMEVIVE sales, see “Critical Accounting Estimates,” “Outlook – Competition” and “Outlook – Dependence on AVONEX and AMEVIVE Sales.”

Royalty revenues

Revenues from royalties represented approximately 8% and 10%, respectively, of total revenues for the three and nine months ended September 30, 2003. Revenues from royalties represented approximately 9% and 8%, respectively, of total revenues for the three and nine months ended September 30, 2002. The increase in royalty revenues in the three and nine months ended September 30, 2003 over the comparable periods in 2002 is primarily attributable to the resumption of royalty payments by Schering-Plough Corporation (“Schering-Plough”) starting in the fourth quarter of 2002 on U.S. sales of its alpha interferon products

Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by the Company’s licensees from quarter to quarter. For a discussion of some of the factors that may affect royalty revenues in the future, see “Outlook – Royalty Revenue” and “Outlook – Patents and Other Proprietary Rights”. The Company expects royalty revenues as a percentage of total revenues to continue to decrease in the near and long term as the Company continues to market and sell AVONEX and AMEVIVE worldwide. See “Outlook – Royalty Revenue” and “Outlook – Patents and Other Proprietary Rights”.

Contract revenues

In January 2003, the Company signed a collaboration agreement with IDEC under which Biogen and IDEC are collaborating on the development of three oncology therapeutics from Biogen’s pipeline of early-stage product candidates. Under the terms of the IDEC Agreement, IDEC initially will be responsible for the development costs of the product candidates until that time, if any, when the Company exercises its opt-in rights (which must be done within a certain timeframe) with respect to each specific product candidate. Prior to exercising its opt-in rights, to the extent that the Company incurs any development costs in relation to these programs, they will be recorded as research and development expenses. The reimbursement by IDEC of these costs will be recorded as contract revenue. For the three and nine months ended September 30, 2003, the Company recorded $3.1 million and $6.3 million, respectively, for contract revenue. Upon completion of the proposed merger, contract revenue related to this collaboration agreement will be eliminated.

COSTS AND EXPENSES

	Three months ended			Nine months ended
	September 30,			September 30,
			%			%
(in millions)	2003	2002	Change	2003	2002	Change

Cost of product revenues	$52.4	$40.3	30%	$139.6	$113.2	23%
Cost of royalty revenues	1.9	1.7	12%	6.6	4.3	53%
Research and development	124.4	104.6	19%	325.6	276.4	18%
Selling, general & administrative	89.4	72.6	23%	277.0	237.6	17%
Merger related expenses	2.8	—	100%	6.6	—	100%

	$270.9	$219.2	24%	$755.4	$631.5	20%

The increase in cost of product revenues in the three and nine months ended September 30, 2003 compared to the comparable periods of 2002 was primarily attributable to the higher sales volume of AVONEX worldwide and sales of AMEVIVE in the U.S. Included in cost of product revenues for the three months ended September 30, 2003 was the writedown of approximately $7.9 million of inventory to its net realizable value, consisting of $2.4 million of AMEVIVE IV no longer being marketed, $2.5 million of AMEVIVE bulk that did not meet commercial specifications, and $3 million of AVONEX lyophilized that is no longer being marketed. Included in cost of product revenues for the nine months ended September 30, 2003 was the elimination of an $8 million accrual related to Columbia University, based on the Company’s determination that the amount is not likely to be paid, and $17.4 million of inventory writedowns to its net realizable value. Gross margins on product sales for the three and nine months ended September 30, 2003 were approximately 83% and 84%, respectively, compared to 85% for the same periods in 2002. The Company expects that gross margins on product revenues will fluctuate in the future based on changes in product mix and new product initiatives. In June 2003, the Company licensed from Genentech, Inc. worldwide patent rights relating to fusion proteins, described as immunoadhesons. The non-exclusive licenses will apply to AMEVIVE and other potential products in the Company’s product pipeline. The Company pays a royalty to Genentech on sales of AMEVIVE.

The increases in cost of royalty revenues for the three and nine months ended September 30, 2003 were primarily attributable to increased royalties from sales on alpha interferon products sold in the third quarter and first nine months of 2003 over the comparable periods of 2002. Gross margins on royalty revenue were approximately 93% for the three and nine months ended September 30, 2003, and 93% and 94%, respectively for the three and nine months ended September 30, 2002. The Company expects that gross margins on royalty revenues will fluctuate in the future based on changes in sales volumes for specific products from which the Company receives royalties.

The 19% increase in research and development expenses for the three months ended September 30, 2003 versus the comparable period of 2002 was primarily due to higher clinical trial costs of $9.9 million, primarily related to ANTEGREN® (natalizumab), $11.8 million increase in costs related to collaborative projects largely driven by the one-time non-refundable license fee of $26.7 million payment to Fumapharm AG (“Fumapharm”), increased depreciation of $4.6 million related to capitalization of several large projects in 2003, offset by a decline of $6.4 million related to supply chain, manufacturing and engineering costs. The 18% increase in research and development expenses for the nine months ended September 30, 2003 versus the comparable period of 2002 was primarily due to higher clinical trial costs of $23.6 million, primarily related to ANTEGREN, $19.6 million related to increased supply chain, manufacturing and engineering costs, increased depreciation of $12.2 million related to capitalization of several large projects in 2003, offset by a $6.2 million decline in costs related to collaborative projects. The Company expects that, in the long-term, research and development expenses may increase as the Company continues to expand its development efforts with respect to new products and conducts clinical trials of these products. Costs for upfront fees and milestone payments may cause variability in future research and development expense.

Selling, general and administrative expenses increased 23% in the third quarter and 17% in the first nine months of 2003 compared to the same periods in 2002. For the three and nine months ended September 30, 2003, the increases were primarily due to an increase in selling and marketing expenses related to both the sale of AVONEX and costs incurred for the launch of AMEVIVE, which received FDA approval in the U.S., in January 2003. AVONEX-related increases were driven by heightened competition in the U.S. market. The Company expects that selling, general and administrative expenses will continue to increase in the near and long term as the Company continues to expand its sales and marketing organizations and efforts necessary to sell AVONEX worldwide in response to increased competition, continues to expand its sales and marketing organizations and efforts necessary to sell AMEVIVE in the U.S., and prepares for the possible future approval of additional products.

For the three and nine months ended September 30, 2003, the Company incurred approximately $2.8 million and $6.6 million, respectively, of expenses primarily relating to legal, financial and accounting advisory services performed in connection with the proposed merger with IDEC. The Company expects to incur significant additional merger-related expenses in subsequent quarters in connection with the proposed merger with IDEC.

OTHER INCOME, NET

Total other income (expense), net consists of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income	$8,833	$10,255	$26,830	$31,320
Interest expense	(952)	(733)	(2,586)	(2,655)
Other expense	(2,072)	(19,981)	(11,688)	(23,992)

Total other income (expense), net	$5,809	$(10,459)	$12,556	$4,673

Total other income (expense), net consists primarily of interest income, offset by interest expense and other non-operating income and expense. Total other income, net in the third quarter of 2003 was $5.8 million as compared to $10.5 million of expenses in the third quarter of 2002, an increase of $16.3 million. Total other income (expense), net for the nine months ended September 30, 2003 was $12.6 million as compared to $4.7 million in the first nine months of 2002, an increase of $7.9 million.

Interest income for the three months ended September 30, 2003 was $8.8 million compared to $10.3 million in the same period of 2002, a decrease of $1.5 million or 15%. Interest income for the nine months ended September 30, 2003 was $26.8 million compared to $31.3 million in the same period of 2002, a decrease of $4.5 million or 14%. The decrease in interest income for the three and nine months ended September 30, 2003 compared to the same periods in 2002 was due primarily to lower average yields on invested funds, offset by higher average balances. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates.

Interest expense in the three months ended September 30, 2003 was approximately $1.0 million compared to $0.7 million for the same period in 2002, an increase of $0.3 million or 42%. Interest expense in the nine months ended September 30, 2003 was approximately $2.6 million compared to $2.7 million for the same period in 2002, a decrease of $0.1 million or 4%. The decrease in interest expense for the nine months ended September 30, 2003 was due to lower borrowings outstanding.

Other expense for the three months ended September 30, 2003 consists primarily of $0.7 million of realized gains from the sale of noncurrent marketable securities, a charge of $1.8 million related to the impairment of certain noncurrent investments, and $0.5 million of foreign exchange remeasurement losses. Other expense for the three months ended September 30, 2002 consisted primarily of $0.9 million of losses attributable to a fund in which Biogen had invested, a charge of $7.9 million related to the writedown of certain investments, and a $10.5 million charge for the establishment of a reserve related to an outstanding loan to a collaborator.

Other expense for the nine months ended September 30, 2003 consists primarily of a $12.9 million charge related to the settlement of a patent infringement dispute, a $3.1 million writedown of Biogen’s investment in Eos Biotechnology Inc. (“Eos”) due to Protein Design Lab, Inc’s acquisition of Eos in the first quarter of 2003, $1.7 million of foreign exchange remeasurement gains, $2.2 million of realized gains from the sale of noncurrent marketable securities, $1.8 million related to the impairment of certain noncurrent investments, and $1.5 million of gains on sales of current marketable securities. Other expense for the nine months ended September 30, 2002 consisted primarily of $3.7 million of losses attributable to a fund in which Biogen had invested, a charge of $10.1 million related to the writedown of certain investments, and a $10.5 million charge for the establishment of a reserve related to an outstanding loan to a collaborator.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 28% for the three and nine months ended September 30, 2003 and 2002. The effective tax rate varied from the U.S. statutory rates for the first nine months of 2003 and

2002 primarily due to higher sales in European jurisdictions with lower tax rates and to the utilization of research and development credits. The Company expects its effective tax rate to remain consistent throughout 2003.

FINANCIAL CONDITION

At September 30, 2003, cash, cash equivalents and short-term marketable securities were $925.5 million compared with $867.1 million at December 31, 2002, an increase of $58.4 million. Working capital increased $123.4 million to $1,013.1 million. Net cash from operating activities which included net income, for the nine month period ending September 30, 2003 was $152.1 million compared with $167.6 million for the same period in 2002, and included tax benefits related to stock options of $11.9 million, $4.9 million of writedown of certain investments, a non-cash adjustment of $17.4 million related to the writedowns of inventory to its net realizable value, and $2.2 million of gains on the sale of noncurrent marketable investments. Cash outflows from investing activities during the nine months ended September 30, 2003 included investments in property and equipment and patents of $80.5 million. Cash inflows from investing consisted of net cash inflows from investing activities related to marketable securities totaling $19.1 million and $7.2 million of proceeds from withdrawal from an equity fund investment. Significant cash outflows from financing activities included $45.8 million for purchases of the Company’s common stock under its stock repurchase program in the first nine months of 2003 and $3.2 million for repayments under loan agreements with banks. Cash inflows from financing included $20.1 million from common stock option exercises and employee stock purchase plan activity.

On December 18, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 4 million shares of the Company’s common stock. The repurchased stock provides the Company with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. During the first nine months of 2003, the Company repurchased approximately 1.2 million shares of its common stock under this program at a cost of $45.8 million. The Company purchased 145,000 shares during the first nine months of 2002 at a cost of $8.4 million. During 2001, the Company repurchased approximately 1.5 million shares of its common stock at a cost of $88.3 million. Approximately 1.2 million shares remain authorized for repurchase under this program at September 30, 2003.

The Company has commenced preliminary work on a large-scale manufacturing facility (“LSM”) in Hillerod, Denmark, which is intended to have 90,000 liters of bioreactor capacity. The estimated cost of the 340,000 square foot LSM is $275 million. At September 30, 2003, approximately $77 million had been committed and spent for costs related to the LSM. The Company is currently evaluating the timing and continuation of the LSM project. In addition, the Company is continuing further expansion of its Research Triangle Park, North Carolina complex with ongoing construction of several projects to create additional manufacturing capacity. These additional projects are expected to be completed by the end of 2003 at a total cost of approximately $82 million. As of September 30, 2003, the Company had committed approximately $81 million for construction costs related to these additional projects, of which $80 million had been spent.

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

In September 2003, the Company entered into a license agreement (the “Fumapharm Agreement”) with Fumapharm, under which the Company obtained exclusive rights to develop and market a second generation fumarate derivative with an immunomodulatory mechanism of action, currently in clinical trials in Europe. Under the terms of the Fumapharm Agreement, the Company paid a one-time non-refundable license fee of $26.7 million in return for an exclusive worldwide marketing and distribution license, excluding Germany, for psoriasis, and a production and exclusive marketing and distribution license for the entire world for MS. The $26.7 million fee was included in research and development expense in the third quarter of 2003 and accrued expenses and other at September 30, 2003.

In August 2003, the Company entered into a collaboration agreement (the “Vetter Agreement”) with Vetter Pharma-Fertigung GmbH & Co. KG (“Vetter”) for the fill-finish of Biogen products. Under the terms of the Vetter Agreement, Biogen will pay a partial advance payment to Vetter of 35 million Euros in return for reserving certain capacity at Vetter’s fill-finish facility. Upon signing the agreement in August 2003, the Company paid Vetter $5.7 million (5.25 million Euros), which was recorded as a prepayment in other assets as of September 30, 2003. The remaining balance of advance payments will become due and payable by Biogen upon the achievement of certain milestones by Vetter. The next two milestones are expected to be achieved in the first quarter of 2004, at which time the Company will make payments to Vetter of 10.5 million Euros and 3.5 million Euros, respectively.

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

In June 2003, the Company concluded its collaboration with ICOS Corporation (“ICOS”) on the development and commercialization of orally active, small molecule LFA-1 antagonists. Through September 30, 2003, the Company provided $5.4 million to ICOS under a line of credit that was initially recorded as a loan receivable and subsequently charged to research and development expenses upon the achievement of certain clinical milestones by ICOS. The Company does not expect to pay any additional material amounts in connection with this collaboration.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

CRITICAL ACCOUNTING ESTIMATES

The Company incorporates by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Changes to the policies since December 31, 2002 are included below.

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

In January 2003, Biogen received regulatory approval to market AMEVIVE in the U.S. In connection with the introduction of AMEVIVE, Biogen implemented a limited launch period initiative undertaken in cooperation with one of Biogen’s distributors which provides a refund on purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, Biogen’s exposure is contractually limited to 10% of the price of all AMEVIVE purchased by the distributor. As a result, Biogen will defer recognition of revenue of 10% of AMEVIVE purchased by the distributor while this initiative was in effect until such time as sufficient history of insurance claims reimbursement becomes available. In connection with the launch initiative, the Company has recorded $1.3 million of deferred revenue in accrued expenses and other at September 30, 2003. This launch initiative is applicable to purchases of AMEVIVE made on or before July 31, 2003 and was replaced with a new initiative undertaken in cooperation with the same distributor. Under this new initiative, the distributor will provide a purchaser with a discount on future purchases of AMEVIVE if a payor has initially verified that it will cover the purchase of AMEVIVE by the purchaser but later denies the claim after appeal and where the other requirements of the initiative are met. Biogen will in turn provide the distributor with a discount on its future purchases of AMEVIVE equal to the amount of the discount provided by the distributor under the initiative, up to a maximum discount of 5% on any purchase order submitted to Biogen by the distributor. This initiative is applicable to purchases of AMEVIVE made on or after August 1, 2003 through July 31, 2004. As a result, effective as of August 1, 2003, Biogen will defer recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance claims reimbursement becomes available. In connection with this new initiative, the Company has recorded $0.4 million of deferred revenue in accrued expenses and other at September 30, 2003.

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

In January 2003, the Company signed a collaboration agreement with IDEC, under which Biogen and IDEC are collaborating on the development of three oncology therapeutics from Biogen’s pipeline of early-stage product candidates. Under the terms of the IDEC Agreement, IDEC initially will be responsible for the development costs of the product candidates, until that time, if any, when the Company exercises its opt-in rights (which must be done within a certain timeframe) with respect to each specific product candidate. Prior to exercising its opt-in rights, to the extent that the Company incurs any development costs in relation to the programs contained in the IDEC Agreement, they will be recorded as research and development expense. The reimbursement by IDEC of these costs will be recorded as contract revenue. For the three and nine months ended September 30, 2003, the Company recorded $3.1 million and $6.3 million, respectively, for contract revenue. Upon completion of the proposed merger, contract revenue related to this collaboration agreement will be eliminated.

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

OUTLOOK

SAFE HARBOR

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the Company’s expectations about its level of future product sales, profits, product revenues, royalty revenues, costs and expenses, gross margins on product revenues and royalty revenues, its effective tax rate, regulatory approvals, development and commercialization of additional products, competition and the impact of competitive products, the outcome of pending or anticipated litigation and patent-related proceedings, facility expansion, the value of investments in certain marketable securities and the expected benefits of its proposed merger with IDEC. These and all other forward-looking statements in this report are made based on Biogen’s current belief as to the outcome and timing of such future events. Factors which could cause actual results to differ from Biogen’s expectations and which could negatively impact Biogen’s financial condition and results of operations are discussed below and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless required by law, Biogen does not undertake any obligation to publicly update any forward-looking statements.

Dependence on AVONEX and AMEVIVE Sales

Biogen’s ability to sustain increases in revenues and profitability is primarily dependent on the level of revenues and profitability from AVONEX and AMEVIVE sales.

The level of revenues from sales of AVONEX will depend on a number of factors, including: Biogen’s ability to sustain market share of AVONEX in light of competitive products for the treatment of MS, continued market acceptance of AVONEX worldwide; Biogen’s ability to maintain a high level of physician and patient satisfaction with AVONEX; the nature of regulatory and pricing decisions related to AVONEX worldwide; the overall growth of the MS market; the extent to which AVONEX continues to receive and maintains reimbursement coverage; the success of ongoing development related to AVONEX in expanded MS indications; the success of its pre-filled syringe formulation of AVONEX; the continued availability of sufficient supplies of AVONEX and accessibility of third parties to vial, label, and distribute AVONEX on acceptable terms.

AMEVIVE was approved in the U.S. in January 2003. The level of revenues from sales of AMEVIVE in the U.S. will depend on a number of factors, including: the ability to gain and to sustain market share and to continue to increase market share of AMEVIVE as the competitive landscape for AMEVIVE becomes more challenging; Biogen’s ability to obtain and maintain a high level of physician and patient satisfaction with AMEVIVE; the nature of regulatory and pricing decisions related to AMEVIVE; the extent to which AMEVIVE receives and maintains adequate reimbursement coverage; the continued availability of sufficient supplies of AMEVIVE and the accessibility of third parties to vial, label, and distribute AMEVIVE on acceptable terms. There is no assurance that the Company’s commercial efforts in the U.S. will be successful. In February 2003, Biogen withdrew its application for approval to market AMEVIVE in the EU. Biogen’s decision was based on a determination by the Committee for Proprietary Medicinal Products, the scientific advisory board of the regulatory authority in the EU, that more clinical information is needed to approve AMEVIVE. Biogen plans to develop the additional information necessary to obtain approval of AMEVIVE for psoriasis patients in the EU. Developing the data and re-filing the application may take several years and there is no assurance that Biogen will ever obtain approval of AMEVIVE in the EU.

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

AMEVIVE competes with existing therapies for moderate-to-severe psoriasis, such as oral retinoids, steroids, methotrexate and cyclosporin, along with other drugs, as discussed below, approved for other indications. In the future, AMEVIVE will also compete with new drugs currently in development for psoriasis, drugs now approved for other indications that may be approved for psoriasis, and off-label uses of drugs approved for other indications. Genentech and Xoma Corporation are co-developing RAPTIVA® (efalizumab), an antibody designed to block certain immune cells as a potential treatment for moderate-to-severe psoriasis. Genentech has filed for regulatory approval of the drug in the U.S. In September 2003, the FDA Dermatology and Ophthalmic Advisory Committee voted to recommend that RAPTIVA be approved for the treatment of moderate-to-severe plaque psoriasis in adults age 18 or older. Serono has an exclusive license to RAPTIVA in the EU and other countries and has filed for regulatory approval of the drug in the EU. ENBREL® (etanercept), a drug sold by Amgen, has been approved by the FDA as a treatment for psoriatic arthritis, a joint disease that can be associated with the skin plaques of moderate to severe chronic plaque psoriasis. In January 2003, Amgen announced positive results from a Phase 3 clinical study of ENBREL in the treatment of moderate to severe plaque psoriasis and is conducting a second Phase 3 clinical study in psoriasis. Centocor, Inc., a subsidiary of Johnson & Johnson, sells REMICADE® (infliximab) worldwide as a treatment for Crohn’s disease and rheumatoid arthritis, and has initiated two Phase 3 trials in patients with moderate-to-severe chronic plaque psoriasis. HUMIRA® (adalimumab), a drug sold by

Abbott Laboratories, was also recently approved by the FDA as a treatment for rheumatoid arthritis. Abbott is undertaking clinical trials in psoriasis and psoriatic arthritis. In addition, a number of other companies are working to develop products to treat psoriasis which may ultimately compete with AMEVIVE.

See also the “Competition” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Royalty Revenue

Biogen receives royalty revenues which, prior to 2001, contributed a significant amount to its overall profitability. Royalty revenues decreased significantly in recent years and through the third quarter of 2002 primarily as the result of patent expirations and a royalty dispute with Schering-Plough Corporation, which was settled in October 2002. As a result of the settlement, royalty revenues increased in the fourth quarter of 2002, and the first nine months of 2003 as compared to the corresponding nine months of 2002. In the future, royalty revenues may fluctuate as a result of future patent expirations and other factors such as pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products that may have an impact on product sales by Biogen’s licensees. In addition, sales levels of products sold by Biogen’s licensees may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs. Since Biogen is not involved in the development or sale of products by its licensees, it cannot be certain of the timing or potential impact of factors which may affect sales by licensees. For a further discussion of future patent expirations affecting royalty revenues, see the “Business — Patents and Other Proprietary Rights,” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Risks Related to the Proposed Merger with IDEC

The Company’s expectations with respect to the proposed merger transaction with IDEC are subject to a number of risks and uncertainties that could cause actual results to differ. For example, Biogen and IDEC may be unable to obtain shareholder approvals required for the merger. Problems may arise in successfully integrating the businesses of Biogen and IDEC. The merger may involve unexpected costs. Biogen and IDEC may be unable to achieve cost-cutting synergies. The businesses of Biogen and IDEC may suffer as a result of uncertainty surrounding the merger.

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

Since Biogen stockholders will receive shares of IDEC common stock in the merger, Biogen believes that the price of Biogen’s common stock may be affected by changes in the price of IDEC common stock. The price of IDEC’s common stock may be affected by factors different than those affecting the price of Biogen common stock.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	On July 29, 2003, the Company filed a Current Report on Form 8-K to file a press release under Item 5 of Form 8-K announcing that the Phase III induction trial of ANTEGREN® (natalizumab) did not meet the primary endpoint of “response” as defined by a 70-point decrease in the Crohn’s Disease Activity Index at week 10.

(ii)	On July 24, 2003, the Company furnished a Current Report on Form 8-K to furnish a press release under Item 9 and Item 12 of Form 8-K that included non-GAAP financial measures for completed fiscal periods.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN, INC.

October 28, 2003	/s/ Peter N. Kellogg

Peter N. Kellogg
Executive Vice President–Finance
and Chief Financial Officer